Form 10-K
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1994-03-30
CIK 790381

Registration No. 33-6534



                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

   X    Annual Report Pursuant to Section 13 or 15(d) of
        The Securities Exchange Act of 1934

                                          Or

        Transition Report Pursuant to Section 13 or 15(d) of
        The Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1993



                MOTORS   MECHANICAL   REINSURANCE   COMPANY,   LIMITED
                (Exact name of registrant as specified in its charter)

            Barbados                          Not Applicable
   (State or other jurisdiction      (I.R.S. employer identification
   of incorporation or organization)            number)


   Financial Services Centre
   Bishops Court Hill                              Not Applicable
   St. Michael, Barbados, W.I.                       (Zip Code)
   (Address of principal
   executive offices)

   Registrant's telephone number, including area code (809) 436-4895


   Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each
   Title of each class                Exchange on which registered

        None                                    None



   Securities registered pursuant to Section 12(g) of the Act:


                                         None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES   X    No


          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


          Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994, was $1,477,500*.


          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                    As of March 1, 1994

        Common Stock, no-par value                  2,000
        Participating Stock, no-par value          19,700


   * Based on current offering price of $75 per share.


                                        PART I


Item 1.   BUSINESS

INTRODUCTION

Motors Mechanical Reinsurance Company, Limited (the "Company") was incorporated in Barbados on June 12, 1986.  It became registered in Barbados as an insurer on June 30, 1986 and commenced insurance operations on December 11, 1987.



The business of the Company is the assumption of motor vehicle mechanical breakdown insurance risks arising under insurance policies reinsured by Motors

Insurance Corporation ("MIC") to the extent such policies are attributable to an MIC agency account in respect of which a series of shares is issued and outstanding (the "Policies").  These policies are issued either to General

Motors Corporation or affiliates ("GM") or to automobile dealers, reinsured by

MIC, and retroceded to the Company.  Shares of the Company's Participating

Stock (the "Shares") are sold to persons designated by owners of motor vehicle sales franchises with respect to which MIC maintains an MIC Agency Account.  A separate series is created for Shares relating to each MIC Agency Account, and a separate "Subsidiary Capital Account" is maintained for each such series.

The profitability of the Company reflects both underwriting and investment experience, which is allocated among the Subsidiary Capital Accounts.



THE RETROCESSION


The Retroceding Company.   MIC, the retroceding company under the Retrocession

Agreement described below, is a stock insurance company organized under the laws of New York.  All of MIC's outstanding stock is owned by General Motors

Acceptance Corporation which, in turn, is a wholly owned subsidiary of GM. MIC,

directly and through its subsidiaries, offers property and casualty coverages in all 50 states and the District of Columbia, as well as in Canada and Europe.

MIC consistently has been awarded A.M. Best Company's insurance financial rating of A + (Superior), one of the highest possible ratings.



MIC maintains MIC Agency Accounts in respect of Franchises to which the risks to be retroceded can be attributed. (A single MIC Agency Account may be estab-

lished either for a single Franchise or in respect of a group of Franchises treated as a single business unit by MIC and its subsidiaries.)  Currently,

there are more than 6,800 MIC Agency Accounts in respect of Franchises through which mechanical insurance business is produced.



The Retrocession Agreement -- Principal Agreement.   The Company has entered

into a "quota share" retrocession agreement (the "Agreement") which became effective as of December 11, 1987.  Pursuant to the Agreement, MIC retrocedes to the Company, and the Company is obligated to assume, MIC's risks in respect of policies issued by any MIC subsidiary and reinsured by MIC that cover automobile mechanical breakdown risks, to the extent that risks under such policies are attributable to an MIC Agency Account in respect of which a series of Shares is issued and outstanding.  MIC retrocedes 100% of the risk and the

Company assumes 75% of the original gross premium, reduced by agents'

commissions, if any.  The remaining 25% of the gross premium is retained by MIC as a ceding commission.  The Company assumes 75% of the risk with respect to these policies and MIC pays 56.25% of the gross premium at the time the policies are written.  The remaining 25% of the risk is ceded to the Company and MIC pays 18.75% of the gross premium as the premiums are earned.

Settlements between the Company and MIC are made quarterly.



The Agreement may be terminated at any time by mutual consent of the parties,

or by either party upon 30 days written notice.  Upon termination of the

Agreement, MIC and the Company will remain bound by their respective obligations under the Agreement with respect to risks retroceded prior to the close of business on the date of termination.  However, risks not yet retroceded to the Company under the Agreement shall remain risks of MIC.



The Retrocession Agreement -- Supplemental Agreement.   MIC from time to time

enters into agreements with Franchise owners for which an MIC Agency Account is established, pursuant to which MIC, acting for itself and on behalf of certain of its subsidiaries, agrees to cede or retrocede to another insurance company mutually satisfactory to MIC and the respective Franchise owners the unexpired liability on service contracts, insured under the Policies, sold after the date specified in each such agreement.  This liability can be ceded or retroceded to dealer-owned companies organized specifically with respect to a particular

Franchise or, if a series of Shares is issued which relates to the Franchise,

pursuant to an agreement between MIC and the Company (the "Supplemental

Retrocession Agreement").  For this purpose, unexpired liability means MIC's liability in respect of the remaining period of coverage under the Policy as of the effective date of the cession.  Under the Supplemental Retrocession

Agreement, unexpired liability in respect of the Policies is assumed on the same basis as risks retroceded to the Company under the principal Retrocession

Agreement.



Types of Risks Subject to Retrocession.  Coverages assumed under the Agreement are limited to service contracts or insurance policies insured or reinsured by

MIC that provide indemnification against specific automobile mechanical breakdowns not covered by a manufacturer's new vehicle warranty.  Such service contracts or insurance policies often provide additional coverages, such as towing and rental allowances.



Loss Reserves.  Reserves are balance sheet liabilities representing estimates of amounts needed in the future to pay claims with respect to insured events which have occurred as of the balance sheet dates.



For purposes of establishing loss reserves, the Company relies upon the advice of MIC.  Loss reserves are based on judgments of the effects of technological change, manufacturer's warranties, and MIC's historical experience with automotive mechanical breakdown risks.  Consequently, the determination of loss reserves is a process inherently subject to a number of highly variable factors.  Any adjustments to reserves are reflected in the operating results for the periods in which they become known.



The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the fiscal years ended December

31, 1993, 1992 and 1991, were 70.7%, 62.8% and 68.2%, respectively.



The following table sets forth an analysis of changes in the loss reserves for the fiscal years ended December 31, 1993, 1992 and 1991:

                                        Period Ended

                             12/31/91     12/31/92     12/31/93

Beginning balance in
reserves for losses.......  $1,075,123   $1,396,542   $1,622,855

Add-provision for losses
incurred related to:

  Current claim year......  $7,301,654   $8,461,984  $11,046,932

  Prior claim years.......  $ (282,726)  $ (297,535)  $ (134,249)

     Total................  $7,018,928   $8,164,449  $10,912,683

Deduct-paid losses
attributable to:

  Current claim
  year....................  $5,948,952   $7,025,671   $9,363,720

  Prior claim
  years...................  $  748,557   $  912,465   $1,261,788

  Total...................  $6,697,509   $7,938,136  $10,625,508

Ending balance in reserves
for losses................  $1,396,542   $1,622,855   $1,910,030



The following table analyzes the development of loss and loss adjustment expense from February 1, 1989 through December 31, 1993.

          1/31/90   12/31/90    12/31/91    12/31/92   12/31/93

Liability
for unpaid
claims and
claims
adjustment
expense
        $ 766,912  $1,075,123  $1,396,542  $1,622,855  $1,910,030

Paid (cumulative)
in subsequent
year(s)
       $  666,866  $  748,557  $  912,465  $1,261,788

Estimated unpaid
liability as of
December 31*
            2,393      43,840     186,542     226,818

Cumulative Deficiency
(Redundancy)
       $  (97,653)  $(282,726) $ (297,535) $ (134,249)


*/ Because mechanical breakdown claims are generally paid within 90 days of when they are incurred, liability for unpaid claims incurred in prior years is negligible. Accordingly, liability for unpaid claims incurred in all prior years has been combined at each year end.


The table shows initial estimated reserves at December 31, 1993, 1992, 1991 and

1990, and January 31, 1990 and amounts paid on claims unsettled at each prior period end.  Claims are typically processed for payment at the time the claim is reported.  Therefore, the recorded claim liability at each year end represents the estimated incurred but not reported claims and claims in the process of payment.  The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.



It should be noted that the policies reinsured by the Company are written for multiple years (up to six years) and losses do not occur equally over the period for which the policy is written but tend to be clustered in the later years.  Therefore, loss experience for prior years may not be indicative of that for future years.



INVESTMENT INCOME

A major source of income to an insurance company is income earned on the investment of amounts not currently required to meet claims or expenses.  The principal funds available for investment by the Company come from accumulated capital, and the cumulative excess of premiums collected over losses and operating expenses paid.



The Company's funds are invested in a manner consistent with investment guidelines that have been established by the Board.  Under the present guidelines, the Company is permitted to invest only in U.S.

dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers, and U.S. dollar-

denominated bank certificates of deposit issued by foreign banks and foreign branches of U.S. banks.  Such securities and certificates must be rated at least AA2 by Moody's or AA by Standard & Poor's (S&P) or the equivalent, or guaranteed by such an issuer.  Investments in such securities, particularly those of nongovernmental issuers, may involve considerations not ordinarily associated with investments in domestic issuers.  These considerations include,

but are not limited to, the possibility of expropriation, the unavailability of financial information or difficulty in interpreting such information when it is prepared under foreign accounting or regulatory standards, the possible negative impact of political, social or diplomatic developments, and the possible imposition of withholding taxes by foreign taxing authorities.



Rothschild Asset Management Limited ("Rothschild") manages the investment and reinvestment of the Company's funds in accordance with the investment policies and guidelines established by the Board.  Rothschild, which is one of the leading institutions engaged in the management of offshore fixed-income portfolios, and which has been providing this service since 1974, is an affiliate of NM Rothschild and Sons Limited, a prominent merchant bank in

London which has been in the investment management business worldwide for more than 100 years.  Rothschild charges a management fee of 0.3% per annum on the first $20,000,000 of assets under management based on the market value of the company's investment portfolio at the end of each calendar quarter, and 0.15%

per annum on the excess thereof.



ALLOCATIONS TO SUBSIDIARY CAPITAL ACCOUNTS

The Company has established a Subsidiary Capital Account with respect to the

Common Stock as a class, and establishes such an account with respect to each series of Shares at the time a series is issued.  Subsidiary Capital Accounts are maintained solely for the purpose of the allocations described below, and do not serve any other legal or accounting function.  None of the Company's assets are segregated or earmarked with respect to those accounts.



The consideration received by the Company upon the issuance of a particular series of Shares and the Common Stock as a class are allocated to the

Subsidiary Capital Account for that series or class.  Items of income and expense, and losses, attributable to insurance underwriting activities are determined and allocated to the Subsidiary Capital Accounts as of the end of

each quarter.  Investment experience, and other items of income and expense,

gains and losses and distributions with respect to the Capital Stock, are determined and allocated to the Subsidiary Capital Accounts as of the end of

each quarter.  All such accounting determinations are made using United States generally accepted accounting principles, unless otherwise required by the

Articles.



For purposes of the following discussion, items shall be "related" to the

Subsidiary Capital Account for the series identified with the MIC Agency

Account to which such items can be attributed.



(1)   Allocations with respect to underwriting activities are made as follows:



(a)   With respect to premiums ceded by MIC to the Company, 100% to the related

Subsidiary Capital Account; provided, however, that an amount equal to 1-1/3%

of those premiums, net of related ceding commissions, are subtracted from such

Subsidiary Capital Account and allocated to the Subsidiary Capital Account for the Common Stock.



(b)   With respect to any agents' or brokers' commissions, commissions recaptured, unearned premiums, reinsurance premiums ceded, and any United

States excise tax, 100% to the related Subsidiary Capital Account.



(c)   With respect to losses incurred, and any amount of losses recovered through salvage, subrogation, reimbursement or otherwise:



(i)   ninety percent (90%) to the related Subsidiary Capital Account; and



(ii)  the remainder among all Subsidiary Capital Accounts of the Shares pro rata in accordance with the relative earned premiums attributable to those accounts for the quarter in which the losses are incurred.



(d)   With respect to return premiums, 98-2/3% to the related Subsidiary

Capital Account and 1-1/3% to the Subsidiary Capital Account for the Common

Stock.



(2)   Any expenses or liabilities attributable to day-to-day Company operations, excluding any United States Federal income taxes, are allocated among all Subsidiary Capital Accounts for the Shares pro rata in accordance with the relative earned premiums allocated to those accounts for the quarter in which the expense or liability is incurred.



(3)   Any United States Federal income tax liability (and any interest thereon or any penalties related thereto) is allocated among the Subsidiary Capital

Accounts based upon the relative contribution of each of those accounts to the taxable income of the Company upon which the tax (or any interest or penalties)

is imposed.



(4)   Any expenses or liabilities attributable to the sale and issuance of

Shares, including but not limited to the costs of compliance with regulations and requirements of the Securities and Exchange Commission and state securities laws (but not including ongoing periodic reporting costs), are allocated to the

Subsidiary Capital Account for the Common Stock; however, MIC may undertake to pay such expenses.



(5)   Any expenses or liabilities of the Company not allocable in the manner described in paragraphs 2 through 4 above are allocated among the Subsidiary

Capital Accounts on the basis of the relative balances of those accounts as of the end of the quarter preceding the date on which the expense or liability is incurred.



(6)   (a)   Investment income, net of any direct investment expense, is allocated among the Subsidiary Capital Accounts pro rata based upon the relative Investment Asset Balance (as defined in subparagraph (b) below) of each of those accounts as of the last day of the quarter preceding the quarter for which the investment income is being allocated.  For these purposes, net investment income includes realized (but not unrealized) gains and losses.



(b)   The Investment Asset Balance of each Subsidiary Capital Account is equal to the capital and surplus of each account, increased by:



(i)   the unearned portions of the written premiums that have been collected by the Company attributable to those accounts as of the last day of the quarter preceding the quarter for which the income is being allocated, net of any applicable commissions and taxes;

(ii)   the outstanding loss reserves attributable to each of those accounts as of the last day of the quarter preceding the quarter for which the income is being allocated; and



(iii)   any other outstanding liability that has been charged to the account as of the last day of the quarter preceding the quarter for which the income is being allocated.



(7)   (a)   If, after the credits and charges described in paragraphs 1-6 above are made to the Subsidiary Capital Accounts there exists a deficit in one or more of the accounts, then each such deficit is allocated to and charged against:



(i)   first, the Subsidiary Capital Account for the Common Stock to the extent of Restricted Earned Surplus (the phrase "Restricted Earned Surplus" refers to the portion of the earned surplus, if any, in the Subsidiary Capital Account for the Common Stock equal to that 1-1/3% of the premiums ceded to the Company during the immediately preceding five-year period which was subtracted from the

Subsidiary Capital Accounts for the Shares pursuant to paragraph 1(a) above,

net of losses allocated to that account during such period pursuant to the allocation procedure described in this paragraph 7 and net of return premiums allocated to that Account during such period pursuant to the allocation procedure described in paragraph (1)(d) above);



(ii)   then, the Subsidiary Capital Accounts for the Shares, pro rata, based upon the relative earned premiums allocated to each such account for the quarter for which the allocation is being made, provided, however, that only accounts which have positive balances are taken into account for purposes of this allocation;



(iii)   then, the remaining Subsidiary Capital Accounts for the Shares with positive balances as of the last day of the quarter for which the allocation is being made, pro rata, based upon such balances; and

(iv)   then, to the extent necessary, the Subsidiary Capital Account for the

Common Stock.



(b)   If, as a result of an allocation of a deficit as described in subparagraph (ii) or (iii) of paragraph (a) above, a deficit is created in one or more of the Subsidiary Capital Accounts, then the resulting deficit(s) are further allocated in the manner provided in that subparagraph before applying a subsequent subparagraph.



(c)   Notwithstanding the foregoing, if any Subsidiary Capital Account for a series of Shares had a deficit that was allocated to and charged against the

Restricted Earned Surplus, then at the end of any succeeding quarter for which that account otherwise would show an account balance greater than zero, the balance is reallocated to the Restricted Earned Surplus until all reductions of that surplus attributable to that Subsidiary Capital Account have been restored.



Thus, a loss in a Subsidiary Capital Account which exceeds the balance in that account is absorbed by other Subsidiary Capital Accounts, in general, as follows: The amount of such excess losses is charged first to the Restricted

Earned Surplus portion of the Subsidiary Capital Account of the Common Stock.

Any remaining losses, should the Restricted Earned Surplus be exhausted, is allocated among the Subsidiary Capital Accounts of other participating series.

Any then unabsorbed losses are charged to the Subsidiary Capital Account of the

Common Stock.



Funds drawn from the Restricted Earned Surplus in the manner described above must be restored from the Subsidiary Capital Account that drew the funds if at any time it returns to a positive balance.  Funds drawn from the Subsidiary

Capital Accounts of other series are not, however, restored.



(8)   (a)   Dividends, payments upon redemption or liquidation (described below), and any other distributions with respect to the Capital Stock are allocated to the Subsidiary Capital Account for the class or series with respect to which the dividend, payment or distribution was made.



(b)   Where all Shares of a series are repurchased by the Company pursuant to its right of first refusal or redeemed in accordance with the Company's procedures for redemption, the Subsidiary Capital Account for that series is terminated.  Thereafter, all underwriting income and expenses, and losses that would have been allocated to the terminated account, are allocated among the

Subsidiary Capital Accounts of the existing series of Shares pro rata based upon relative earned premiums attributable to each of those accounts for the calendar quarter in which the item was earned or incurred.



The allocations of income and expense, gains and losses, and distributions described above are subject to approval by the Board, and when finally so approved are considered final and conclusive and will be binding on all holders of Shares for all purposes including without limitation any redemption of

Shares pursuant to the Company's procedures for redemption.



Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each

Account had a balance of $7,500 representing the amount paid for the Shares of that series.  During the fiscal year ended December 31, 1993, $507,643 of net underwriting gains were allocated among the 189 series of Shares outstanding as of December 31, 1993 and $2,700,242 of net investment income and $503,178 of administrative expenses were allocated among the 189 series of Shares outstanding as of December 31, 1993 and the Common Stock.



As of December 31, 1993, 163 such series had balances greater than $7,500

(ranging from $7,537 to $187,718) and 26 series had balances less than $7,500

(ranging from $6,904 to zero).  (It should be noted that the amounts in the

Subsidiary Capital Accounts can fluctuate substantially and therefore may not be indicative of future results.)  At December 31, 1993, an aggregate of

$901,758 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 15

Subsidiary Capital Accounts and remained outstanding at that date.  Aggregate deficits reallocated among the Subsidiary Capital Accounts of the Shares through December 31, 1993 were $369,711.



The Subsidiary Capital Account for the Common Stock had, at the time it was established, a balance of approximately $200,000, representing the capital paid in by MIC for the 2,000 shares of the Common Stock issued to it. That

Subsidiary Capital Account is not affected directly by underwriting gains and losses attributable to the various Subsidiary Capital Accounts related to series of Shares, but is affected by those gains and losses indirectly to the extent that one of the Subsidiary Capital Accounts for a series of Shares incurs a deficit, in which case resort to the Subsidiary Capital Account for the Common Stock will result, in the manner described above.



The Company is currently in compliance with the net asset value requirements of

Barbados insurance law.  However, in the event that the Company is unable to comply with such requirements in the future, it has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus.



EMPLOYES

The Company does not have any full-time employes.  Rather, the Company relies on Alexander Insurance Managers (Barbados) Ltd. (the "Manager"), to handle its day-to-day operations.  (See "Business of the Company -- Insurance Management

Agreement," below.)  In addition, corporate secretarial services for the

Company are provided by Corporate Services Limited of St. Michael, Barbados.

The Board and the committees thereof, however, remain responsible for the establishment and implementation of policy decisions.



COMPETITION

The insurance business is extremely competitive.  MIC management believes that at present, MIC and its subsidiaries are, as a group, one of the largest mechanical breakdown insurers of new GM vehicles in the United States.  There are other major companies offering similar coverage.  Because the insurance business of the Company is limited to the assumption of certain mechanical breakdown insurance business ceded by MIC, the profitability of the Company depends to a large degree on the success experienced by MIC and its affiliates in competing with those other insurers.



Many commercial insurance groups are seeking to capture additional mechanical insurance business by offering to assist automobile dealers in the formation of their own dealer-owned reinsurance companies.  MIC itself has assisted in the establishment of such companies for a number of qualified GM dealers.  However,

MIC believes that participation in the Company represents a more practical alternative for dealers who do not have the available capital, insurance management expertise or time for the personal involvement necessary for their own reinsurance company.



INSURANCE MANAGEMENT AGREEMENT

The Company has entered into an Insurance Management Agreement (the "Management

Agreement") with the Manager, pursuant to which the Manager collects and dis-

burses funds on behalf of the Company, provides bookkeeping, clerical, tele-

phone, telex, and other services for the Company, and advises and consults with the Company in regard to all aspects of the Company's retrocession activities.





Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties.  Further, during the term of the

Management Agreement and generally for a period of one year thereafter, the

Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring mechanical breakdown and/or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships.  Under the terms of the Management

Agreement, the Company pays the Manager a fee based on hourly rates for services performed.  For the fiscal year ended December 31, 1993, the Company paid fees to the Manager in the amount of $180,135.



The Manager is responsible for the payment of the salaries of its officers and employes and all office and staff overhead and other costs attributable to its services on the Company's behalf.  However, out-of-pocket expenses, such as telephone, telex, postage, travel, and other items are borne by the Company on an expense reimbursement basis.



The Manager was incorporated in Barbados in 1984, and is an affiliate of

Alexander and Alexander, an international insurance brokerage and insurance consulting firm.  The Manager performs services similar to those performed for the Company for several other entities.  The Manager has nine employes.  In addition, the Manager may draw upon the resources of its affiliates as needed to provide the services contemplated under the Management Agreement.  No employe of the Manager devotes all of his or her time to the business of the

Company.  However, the Manager is obligated to devote all employe time neces-

sary to ensure the performance of the Manager's duties under the Management

Agreement.  The Manager is subject to the control and direction of the Board.



The Manager has served in that capacity since 1986.  The current Management

Agreement became effective on March 19, 1992 and may be terminated by either party as of the end of the then current fiscal year by the giving of written notice to the other party by September 1 of that year.



BARBADOS REGULATION AND TAXES

The Company's business is conducted outside of the United States and is subject to regulation under the Barbados Exempt Insurance Act, 1983, as amended (the

"Exempt Insurance Act").  The principal requirements of the Exempt Insurance

Act require the Company to maintain its principal office in Barbados, appoint various professional advisors, and to meet certain capitalization and annual reporting requirements with respect to its operating activities and solvency requirements.



Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations, or transfers of securities or assets of the Company to any person who is not a resident of Barbados.  The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available for a period ending January 31, 2001.



Item 2.   PROPERTIES

The Company neither owns nor maintains any office space or facilities.  Rather,

the business office for the Company is provided by the Manager and is located at Financial Services Centre, Bishops Court Hill, St. Michael, Barbados.  The

Company believes that these facilities are adequate for its current and anticipated future needs.  In addition, the Manager supplies all equipment for the Company, and maintains all insurance records for the Company.



Item 3.   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1993.



                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a)  There is no public market for the Shares or the other capital stock of the

Company, and none is expected to develop.  Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement.



(b)  All of the common stock of the Company is held by MIC.  As of March 1,

1994 there were 335 holders of Shares of record, representing 197 series of

Shares.



(c)  Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (i) the

Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend.  In 1990 and

1991, the Company declared minimum dividends as described above in the aggregate amounts of $114,376 and $150,317, respectively.  In April of 1992,

the Company declared a dividend in the aggregate amount of $1,021,705, which exceeded the required minimum dividend.  In April of 1993, the Company declared a dividend in the aggregate amount of $2,021,504, which also exceeded the required minimum dividend.



Item 6.    SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended December 31,

1993, 1992, 1991, the eleven month period ended December 31, 1990 and the fiscal year ended January 31, 1990 have been derived from financial statements audited by Deloitte & Touche, independent chartered accountants, whose report with respect to their audits of the financial statements as of December 31,

1993 and 1992 and for each of the three years in the period ended December 31,

1993 is included elsewhere herein.

                                           December 31**             January 31
                    1993        1992         1991         1990          1990

Premiums
  Assumed       $27,779,063  $19,386,455  $16,784,405  $12,957,759  $10,032,140
Premiums
  Earned         15,429,611   13,005,184   10,292,788    8,177,525    5,183,768
Net Investment
  Income          2,700,242    2,522,712    1,792,947      843,021      727,844
Total Income     18,129,853   15,527,896   12,085,735    9,020,546    5,911,612
Less Losses and
  Expenses       15,425,146   12,020,682   10,165,350    8,280,612    5,297,836
Net Income*       2,704,707    3,507,214    1,920,385      739,934      613,776
Dividends Per
  Common Share            0            0            0            0            0
Total Assets     50,359,633   36,847,490   28,124,056   18,759,382   12,507,645
Total Policy
  Reserves and
  Other
  Liabilities    42,430,269   29,777,783   23,148,003   16,347,245   11,238,143
Stockholders'
  Equity          7,929,364    7,069,707    4,976,053    2,412,137    1,269,502
Dividends Paid on
  Participating
  Shares          2,021,504    1,021,705      150,317      114,376            0

*/   Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See Note 2(f) to the financial statements.

**/ In May of 1990, the Company changed its fiscal year end from January 31 to December 31.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity.  The Company expects to generate sufficient funds from operations to cover current liquidity needs.  Premiums generated by the Company's reinsurance business, combined with proceeds from the sale of Shares, will continue to be the principal sources of funds for investment by the Company.  Such funds, and investment earnings thereon, will be available to meet the Company's liquidity requirements.  No capital expenditures are expected during the next few years.



Capital Resources.  Capitalization of the Company, as of December 31, 1993, is

comprised of paid-in capital with respect to the Common Stock of $200,000,

paid-in capital with respect to the Shares of $1,417,500 (compared with

$1,072,500 and $817,500 as of December 31, 1992 and 1991, respectively), and earnings retained for use in the business.  Barbados law requires that the

Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous fiscal year.  If the Company's net asset ratio is less than mandated by Barbados law,

the Company has the right to reduce the business related to a Subsidiary

Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the

Company's required capital and surplus.  At January 1, 1994, the Company's required minimum net assets computed in accordance with Barbados law was approximately $2,042,961, compared to total capital and retained earnings of

$7,929,364.



Results of Operations.  The Company became operational during the fiscal year ended January 31, 1988.  The Company's first year of full operation was the fiscal year ended January 31, 1989.  In May of 1990, the Company changed its fiscal year end from January 31 to December 31.  A full 12 months of underwriting activity are reflected in the financial statements for all periods presented.  The results of operations for the 11-month period ended December

31, 1990, however, include only 11 months' investment income and administrative expense.  Accordingly, results for the 11-month period ended December 31, 1990 are not fully comparable with results for full fiscal years.<F1>

____________________

<F1>For the 11-month period ended December 31, 1989, the Company had $5,183,768 of earned premium, $673,785 of investment income and incurred $5,278,717 of losses and expenses. The net income of the Company for the period was $578,836.



During the fiscal year ended December 31, 1993, the Company had net income of

$2,704,707 compared to $3,507,214 and $1,920,385 for the fiscal years ended

December 31, 1992 and 1991, respectively.  The reduction in net income during

1993 compared to the previous year is the result primarily of an increase in losses incurred as discussed below.  The Company had earned premiums of

$15,429,611 compared to $13,005,184 and $10,292,788 for the fiscal years ended

December 31, 1992 and 1991, respectively.  Increased premium income has been generated by the addition of 46 new series during the year ended December 31,

1993, and the continuing flow of reinsurance premiums from series issued in prior fiscal years.  There were 189 series of Shares outstanding at

December 31, 1993 compared to 143 and 109 series of Shares outstanding at

December 31, 1992 and 1991, respectively.  Investment income during the period totaled $2,700,242 compared to $2,522,712 and $1,792,947 for the fiscal years ended December 31, 1992 and 1991, respectively.  These gains are attributable to an increase in assets under management which were partially offset by lower interest rates.



The Company incurred losses and expenses during the fiscal year ended

December 31, 1993 of $15,425,146 compared with $12,020,682 and $10,165,350 for the fiscal years ended December 31, 1992 and 1991, respectively.  This was comprised of provisions for losses incurred during the period of $10,912,683,

ceding commissions and excise taxes of $4,009,285 and operating expenses of

$503,178.  Losses incurred in 1992 and 1991 were $8,164,449 and $7,018,928,

respectively.  The ratio of losses incurred to premiums earned for the fiscal year ended December 31, 1993 was 70.7% compared to 62.8% and 68.2% for the fiscal years ended December 31, 1992 and 1991, respectively.  Management believes the Company's increased loss experience in 1993 reflects the effects of changes in underlying manufacturer's warranties.  The favorable ratio experienced in 1992 was attributable to a combination of factors including the expiration during that year of certain unlimited mileage mechanical plans that are retroceded to the Company.



The Company incurred operating expenses during the fiscal year ended December

31, 1993 of $503,178 compared to $478,475 for the fiscal year ended December

31, 1992 and $307,301 in 1991.  In 1993 and 1992, the Company paid share issuance costs and allocated such costs to the Subsidiary Capital Account for the Common Stock.  In previous years, these expenses had been paid by MIC pursuant to an agreement by which MIC agreed to pay the costs of issuing shares until such costs could be allocated to the Subsidiary Capital Account for the

Common Stock.  Share issuance costs for the fiscal year ended December 31,

1993, which were paid by the Company and charged to the Subsidiary Capital

Account for the Common Stock, were $74,461 compared to $80,298 for the fiscal year ended December 31, 1992.



Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the

Policies.  As of December 31, 1993, the Company had furnished such a letter of credit in the amount of $32,250,000.



FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity

Securities" is effective for years beginning after December 15, 1993 and will require the Company to classify its securities holdings into three categories

(trading, available for sale, and held to maturity).  The Company intends to adopt Statement No. 115 in 1994 and believes that the Statement will not have a material effect on the Company's financial position and results of operations.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       Page

1.   Independent Auditors' Report...................   __

2.   Balance Sheets, December 31
       1993 and 1992................................   __

3.   Statements of Income and Retained
       Earnings for the years ended
       December 31, 1993, 1992 and 1991.............   __

4.   Statements of Cash Flows for the years ended
       December 31, 1993, 1992 and 1991.............   __

5.   Notes to Financial Statements..................   __



                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Motors Mechanical Reinsurance Company, Limited
Financial Services Centre
Bishops Court Hill
St. Michael, Barbados




We have audited the accompanying balance sheet of Motors Mechanical Reinsurance Company, Limited as of December 31, 1993 and 1992 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in accordance with the accounting principles generally accepted in the United States of America.



                                   s/DELOITTE & TOUCHE
                                   CHARTERED ACCOUNTANTS


Bridgetown, Barbados
March 11, 1994



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992

                          (Expressed in U.S. Dollars)

                                                 December 31        December 31
                                      Notes         1993                1992

ASSETS
   Investments                       (c),3,6     $29,882,488        $24,382,923
   Cash and cash equivalents         2(c),6        6,788,771          1,710,738
   Accrued investment income                         861,190          1,115,367
   Due from ceding company                         2,331,978          2,356,608
   Deferred acquisition costs        2(b)         10,495,206          7,281,854

Total Assets                                     $50,359,633        $36,847,490

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Unearned premiums                 2(b)         40,413,058         28,063,606
   Loss reserves                     2(d)          1,910,030          1,622,855
   Accrued liabilities                               107,181             91,322

     Total Liabilities                            42,430,269         29,777,783

COMMITMENTS AND CONTINGENCIES        6

STOCKHOLDERS' EQUITY
   Share capital
     Common stock - no par value;
       Authorized - 2,000 shares;
       issued and outstanding -
       2,000 shares                                  200,000            200,000

     Participating - no par value;
       Authorized - 100,000 shares;
       issued and outstanding -
       18,900 shares at December 31,
       1993 and 14,300 shares at
      December 31, 1992              4             1,417,500          1,072,500
                                                   1,617,500          1,272,500

   Retained earnings                 7             6,211,978          5,528,775

   Unrealized appreciation
     on investments                  3                99,886            268,432

     Total Stockholders' Equity                    7,929,364          7,069,707

Total Liabilities and
   Stockholders' Equity                          $50,359,633        $36,847,490


The accompanying notes form an integral part of these financial statements.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                          (Expressed in U.S. Dollars)

                                    December 31    December 31     December 31
                        Notes          1993           1992            1991

INCOME

   Reinsurance
     premiums assumed    2(b),5     $27,779,063     $19,386,455    $16,784,405
   Increase in
     unearned premiums              (12,349,452)     (6,381,271)    (6,491,617)

   Premiums earned                   15,429,611      13,005,184     10,292,788

   Investment income:
     Interest earned                  1,827,955       1,658,430      1,300,603
     Realized gains
       on investments                   872,287         864,282        492,344

   Investment income - net            2,700,242       2,522,712      1,792,947

TOTAL INCOME                         18,129,853      15,527,896     12,085,735

EXPENSES

   Acquisition costs     2(b)         4,009,285       3,377,758      2,839,121
   Losses paid                       10,625,508       7,938,136      6,697,509
   Increase in loss
     reserves                           287,175         226,313        321,419
   Administrative expenses              503,178         478,475        307,301

TOTAL EXPENSES                       15,425,146      12,020,682     10,165,350

NET INCOME                            2,704,707       3,507,214      1,920,385

RETAINED EARNINGS,
   beginning of period                5,528,775       3,043,266      1,273,198

DIVIDENDS                            (2,021,504)     (1,021,705)      (150,317)

RETAINED EARNINGS, end of period    $ 6,211,978     $ 5,528,775    $ 3,043,266



The accompanying notes form an integral part of these financial statements.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

                          (Expressed in U.S. dollars)

                                       December 31    December 31  December 31
                                          1993           1992         1991

Cash flows from operating activities:
   Reinsurance premiums collected      $26,933,330    $17,624,088  $14,709,039
   Losses and underwriting expenses
     paid                              (16,977,784)   (11,898,682) (10,575,830)
   Administrative expenses paid           (490,616)      (429,735)    (288,593)
   Investment income received            2,957,718      2,302,829    1,542,361

Net cash provided by operating
   activities                           12,422,648      7,598,500    5,386,977

Cash flows from investing activities:
   Purchases of investment securities  (49,834,608)   (60,877,408) (32,306,550)
   Sales of investment securities       44,166,497     52,166,918   30,252,467

Net cash invested                       (5,668,111)    (8,710,490)  (2,054,083)

Cash flows from financing activities:
   Proceeds from issuance of
     Participating Stock                   345,000        255,000      120,000
   Dividends paid                       (2,021,504)    (1,021,705)    (150,317)

Net cash used in financing
   activities                           (1,676,504)      (766,705)     (30,317)

Increase (decrease) in cash and cash
   equivalents                           5,078,033     (1,878,695)   3,302,577

Cash and cash equivalents, beginning
   of period                             1,710,738      3,589,433      286,856

Cash and cash equivalents, end of
   period                              $ 6,788,771    $ 1,710,738  $ 3,589,433

Reconciliation of net income to
   net cash provided by operating
   activities:
   Net income                          $ 2,704,707    $ 3,507,214  $ 1,920,385
   Change in:
     Accrued investment income             254,177       (222,446)    (277,412)
     Due from ceding company                24,630       (653,270)  (1,529,537)
     Deferred acquisition costs         (3,213,352)    (1,662,778)  (1,527,217)
     Unearned premiums                  12,349,452      6,381,271    6,491,617
     Loss reserves                         287,175        226,313      321,419
     Accrued liabilities                    15,859         22,196      (12,278)

Net cash provided by operating
   activities                          $12,422,648    $ 7,598,500  $ 5,386,977


The accompanying notes form an integral part of these financial statements.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS

                          (Expressed in U.S. Dollars)

Note 1.   OPERATIONS

          The Company is incorporated under the laws of Barbados and is a licensed insurer under the Exempt Insurance Act, 1983.

          All of the common stock of the Company is owned by Motors Insurance Corporation ("MIC"). MIC is an indirect wholly-owned subsidiary of General Motors Corporation. The principal activity of the Company is the assumption of certain automobile mechanical breakdown risks arising under insurance policies reinsured by MIC and attributable to an MIC Agency Account in respect of which shares of Participating Stock are issued and outstanding. All premiums received were derived from MIC.

Note 2.   PRINCIPAL ACCOUNTING POLICIES

          (a) Basis of Presentation

          The financial statements are stated in United States dollars and are prepared generally in conformity with accounting principles generally accepted within the United States of America. Reinsurance premiums assumed by the Company represent policies ceded by MIC during the twelve months ended December 31 of each fiscal year.

          (b) Premium Income and Acquisition Costs

          Reinsurance premiums are based on the Company assuming (after ceding commission) 75% of the original policy premium written by the direct insurer. Of these reinsurance premiums, 75% is retroceded to the Company when written and 25% when earned.

          Premiums are taken into income on the basis of quarterly cessions and are related to anticipated loss exposures. Acquisition costs, consisting of ceding commissions and excise taxes, are taken into income on the basis of premiums earned.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                       NOTES TO THE FINANCIAL STATEMENTS

                          (Expressed in U.S. Dollars)

Note 2.   PRINCIPAL ACCOUNTING POLICIES (Cont'd)

          (c)  Investments

          Investments are comprised of interest-bearing marketable securities which are carried at fair value, based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with original maturities of less than 90 days are classified as cash equivalents. Unrealized appreciation (depreciation) is included in stockholders' equity.

          Realized gains and losses on the sale of investments are included as investment income. During 1991, the basis of determining the cost of securities sold was changed from the specific identification method to the average cost method. The effect of the change was not material.

          (d)  Loss Reserves

          The Company provides for unsettled, reported losses based on estimates of the final settlement, with an experience factor added to provide for losses incurred but not reported. The final settlement may be greater or less than the amounts provided. Any such differences, when they become known, are recognized in current operations.

          (e)  Taxation

          The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes for a period ending January 31, 2001.

          Stockholders who are United States residents are taxed on their share of the Company's income on a deemed distribution basis.

          (f)  Earnings Per Share

          No amount has been reported as earnings per share as the earnings applicable to the Participating Stockholders vary with the underwriting results of each series. Retained earnings applicable to the Common Stockholder include allocated investment income and operating expenses and amounts restricted for advances to Participating Stockholders (see Note 7).




                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS


                          (Expressed in U.S. Dollars)

Note 3.   INVESTMENTS

          The cost and estimated fair value of investments in debt securities are as follows:
                                         Gross         Gross        Estimated
                                       Unrealized    Unrealized        Fair
                         Cost        Appreciation   Depreciation      Value

December 31, 1993:

Debt securities
  issued by
  foreign
  governments
  and their
  agencies           $16,327,184        $72,332      $(135,761)     $16,263,755
Debt securities
  issued by
  supra-nationals      7,182,454        103,034        (25,925)       7,259,563

Corporate
  securities           6,272,964        109,193        (22,987)       6,359,170

     Total           $29,782,602       $284,559      $(184,673)     $29,882,488

December 31, 1992:

Debt securities
  issued by
  foreign
  governments
  and their
  agencies          $ 14,080,561       $204,554       $(43,057)     $14,242,058

Debt securities
  issued by
  supra-nationals      9,826,630        107,771         (5,087)       9,929,314

Corporate
  securities             207,300          4,251           -             211,551

     Total           $24,114,491       $316,576       $(48,144)     $24,382,923


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS

                          (Expressed in U.S. Dollars)

Note 3.   INVESTMENTS (Cont'd)

          The cost and estimated fair value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Estimated
                                                          Fair
                                      Cost                Value

          Due after one year
            through five years    $15,463,270          $15,575,893

          Due after five years
            through ten years      14,319,332           14,306,595

                                  $29,782,602          $29,882,488


          Proceeds from sales of investments in debt securities during the years ended December 31, 1993 and 1992 were $44,166,497 and $52,166,918 respectively. In 1993, gross gains of $964,613 and gross losses of $92,326 were realized. In 1992, gross gains of $1,008,932 and gross losses of $144,650 were realized. In 1991, gross gains of $538,996 and gross losses of $46,652 were realized.

          The following summarizes net unrealized appreciation (depreciation) on investments:

            Balance, December 31, 1990       $ 241,439
            Net appreciation                   673,848

            Balance, December 31, 1991       $ 915,287
            Net depreciation                  (646,855)

            Balance, December 31, 1992       $ 268,432
            Net depreciation                  (168,546)

            Balance, December 31, 1993       $  99,886

          The investment portfolio is comprised of diverse U.S. dollar-denominated debt securities which do not result in any concentration in credit risks.

          FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" is effective for years beginning after December 15, 1993 and will require the Company to classify its securities holdings into three categories (trading, available for sale, and held to maturity). The Company intends to adopt Statement No. 115 in 1994 and believes that the Statement will not have a material effect on the Company's financial position and results of operations.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS

                          (Expressed in U.S. Dollars)

Note 4.   STOCKHOLDERS' EQUITY

          All of the Company's Common Stock is held by MIC. A prospectus dated June 4, 1993 is offering 26,500 shares of Participating Stock to persons certified by owners of certain motor vehicle franchises. The offering consists of 265 series of 100 shares each at a price of $75 per share.

          During 1993, 46 additional series of 100 shares of Participating Stock were issued as compared with 34 and 16 series for the years ended December 31, 1992 and 1991, respectively. In the years ended December 31, 1993 and 1992, costs in the amount of $74,461 and $80,298, respectively, were incurred in the sale of Participating Stock and were charged to the account of the Common Stockholder. In 1991, $74,589 of costs incurred in the sale of Participating Stock were paid by MIC.

          The holders of Common Stock as a class are entitled to elect five directors, at least one of whom must be a resident of Barbados. They generally have no right to vote with respect to liquidation of the Company, but can effect a liquidation in certain circumstances. As a class, these holders generally have the sole right to vote on matters not specifically reserved to Participating Stock. Any redemption of Common Stock must be approved by a majority of the holders of Participating Stock issued and outstanding and by the Board.

          The holders of Participating Stock as a class are entitled to elect one director. Generally, liquidation of the Company requires approval by at least 75% of the outstanding shares of this class. Any redemption of a series of shares requires a vote of the Board provided that the director representing holders of the Participating Stock votes in favor of the redemption. Any changes in the Company's Articles or By-Laws require the approval of a majority of the holders of Participating Stock present and voting together with a majority of the holders of Common Stock.

          From time to time, funds are held in escrow on account of Participat-ing Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 1993 and 1992, there were no amounts held in escrow.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS

                          (Expressed in U.S. Dollars)

Note 5.   REINSURANCE PREMIUMS

          Under the provisions of the retrocession agreement, the Company will receive additional cessions of 13,471,019 ($9,354,534 at December 31, 1992) relating to premiums written by the ceding insurer but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 6.   LETTERS OF CREDIT

          As of December 31, 1993, the Company has provided an irrevocable letter of credit to MIC, in the sum of $32,250,000 which is secured by cash equivalents and investments to secure the amounts recoverable from the Company related to the business ceded.

Note 7.   RETAINED EARNINGS

          Items of income or loss and expenses attributable to insurance underwriting activities are determined as of the end of each calendar quarter and are allocated to the Participating Stockholders' capital accounts.

          An amount equal to 1-1/3 percent of assumed premiums (net of related ceding commissions) is allocated to the capital account of the Common Stockholder. Such allocations accumulate as restricted retained earnings and may be used to advance capital to any Participating Stockholders who incur a deficit in their capital accounts; any such advances are repayable out of future profitable operations of the respective Participating Stockholder.

          Dividends may be declared and paid at the discretion of the Company's Board of Directors, except that dividends may not be paid out of unrealized investment gains. Barbados law requires that the Company maintain a minimum capitalization based generally on the amount of premiums earned in the preceding fiscal year. On January 1, 1994 the Company's required minimum capital computed in accordance with Barbados law was approximately $2,042,961.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS

                          (Expressed in U.S. Dollars)

Note 7.   RETAINED EARNINGS (Cont'd)

          Amounts of retained earnings applicable to the Common and Participating Stockholders are comprised of the following:

                              Common    Participating    Total

Balance, December 31, 1990  $ 14,944    $1,258,254    $1,273,198

Net income for the year       23,911     1,896,474     1,920,385

Net transfers                 38,702       (38,702)         -

Dividends paid                   -        (150,317)     (150,317)

Balance, December 31, 1991    77,557     2,965,709     3,043,266

Net income (loss) for the
  year                       (42,631)    3,549,845     3,507,214

Net transfers                173,954      (173,954)        -

Dividends paid                  -       (1,021,705)   (1,021,705)

Balance, December 31, 1992   208,880     5,319,895     5,528,775

Net income (loss)
  for the year               (41,909)    2,746,616     2,704,707

Net transfers               (175,245)      175,245         -

Dividends paid                    -     (2,021,504)   (2,021,504)

Balance (Deficit),
  December 31, 1993        $  (8,274)   $6,220,252    $6,211,978



                                    PART III


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock.  One director was elected by the holders of the

Shares at the Annual Shareholders' Meeting held on April 29, 1993.  The directors and officers of the Company are as follows:


                                   POSITION WITH THE COMPANY
                                   (AND OTHER EMPLOYMENT DURING
        NAME                 AGE   PAST FIVE YEARS)

Robert T. O'Connell .......   55   Chairman and Chief Executive Officer and
                                   Director (Chairman of the Board, General
                                   Motors Acceptance Corporation ("GMAC"), and
                                   Motors Insurance Corporation ("MIC"); Senior
                                   Vice-President, General Motors.

                                   Mr. O'Connell became a Director and was
                                   appointed Chairman and Chief Executive
                                   Officer in April of 1992.

Joseph J. Pero ............   54   President and Director (President and
                                   Director, MIC).

                                   Mr. Pero has been a director since 1986. He served as Vice-President from 1986 until 1987 when he was appointed President.

Vincent K. Quinn ..........   62   Executive Vice-President and Director
                                   (Executive Vice-President and Director,
                                   MIC).

                                   Mr. Quinn has been a Director since 1986 and was appointed Executive Vice-President in April of 1992.

Louis S. Carrio, Jr........   50   Vice-President and Director (Vice-President,
                                   MIC).

                                   Mr. Carrio became a Director and was
                                   appointed Vice-President in 1991.

Peter R. P. Evelyn ........   52   Director (Attorney, Evelyn, Gittens &
                                   Farmer, a Barbados law firm).

                                   Mr. Evelyn has been a Director since 1986.

Mark Miller................   43   Director (President, Mark Miller Pontiac,
                                   Inc.).

                                   Mr. Miller has been a Director since 1993.

Ronald W. Jones ...........   41   Vice-President, Finance (Managing Director,
                                   Alexander Insurance Managers (Barbados)
                                   Ltd.).

                                   Mr. Jones has served as Vice-President,
                                   Finance since 1987.

Robert S. Kirby ...........   53   Secretary (Senior Partner, Price Waterhouse,
                                   Eastern Caribbean).

                                   Mr. Kirby has served as Secretary since
                                   1986.


The directors and officers named above serve in those capacities until the annual meeting of shareholders next following their election.



Item 11. EXECUTIVE COMPENSATION



No director or officer of the Company is compensated directly for his services as such.  However, each director and officer of the Company is reimbursed for expenses incurred for attendance at Board, committee, and shareholder meetings.

In addition, Mr. Jones is an officer of the Manager, which receives management fees and compensation for data processing services.  Mr. Evelyn is a member of the law firm of Evelyn, Gittens & Farmer, which serves as the Company's

Barbados counsel; and Mr. Kirby is affiliated with Corporate Services Limited,

Bridgetown, Barbados, which receives compensation for corporate secretarial services provided to the Company.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



MIC owns all of the issued and outstanding shares of the Common Stock of the

Company, which consists of 2,000 shares.  Mark Miller, a director, owns 100 shares of Participating Stock.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION



                                    Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Document List

          (1)  Financial Statements

                       The following are included in Item 8:

                      (i)     Independent Auditors' Report.

                     (ii)     Balance Sheets, December 31, 1993 and 1992.

                    (iii) Statements of Income and Retained Earnings for the years ended December 31, 1993, 1992 and 1991.

                     (iv) Statements of Cash Flows for the years ended December 31, 1993, 1992, and 1991.

                      (v)     Notes to Financial Statements.

           (2) Financial Statement Schedules. Schedules are omitted because of the absence of the conditions under which they are required or because the information required is presented in the financial statements or related notes.

           (3)  Exhibits.  The following exhibits are included in response to
                Item 14(c):

                3(a) Restated Articles of Incorporation dated January 29, 1987, as amended, filed by reference to Exhibit 3(a) to Post Effective Amendment No. 7 to Registration Statement on Form S-1, File No. 33-6534, dated April 29, 1993.

                3(b) By-laws of the Company dated June 6, 1986 filed by reference to Exhibit 3(b) of the Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

                4 Specimen Participating Stock Certificate filed by reference to Exhibit 4 of Amendment No. 1 to Registration Statement on Form S-1, File No. 33-6534, dated February 12, 1987.

               10(a) Form of Principal Retrocession Agreement between Motors Insurance Corporation and Registrant filed by reference to Exhibit 10(a) of the Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

               10(b) Form of Supplemental Retrocession Agreement between Motors Insurance Corporation and Registrant filed by reference to Exhibit 10(b) of the Registration Statement on Form S-1, File No. 33-6534 dated June 18, 1986.

               10(c)  Specimen Stock Purchase Agreement filed by reference to
                      Exhibit 10(c) to Amendment No. 2 to Registration Statement on Form S-1, File No. 33-6534, dated May 22, 1987.

               10(d) Amended and Restated Stock Purchase Agreement between Registrant and Motors Insurance Corporation filed by reference to Exhibit 10(d) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-6534, dated February 12, 1987.

               10(e) Insurance Management Agreement between Registrant and Insurance Managers (Barbados) Ltd. filed by reference to
                      Exhibit 10(e) to Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

               10(f) Insurance Management Agreement between Alexander Insurance Managers (Barbados) and MIC Life Reinsurance Company, Ltd., dated March 12, 1992.

               20(a) Proxy solicitation materials sent to shareholders in connection with annual meeting held on April 29, 1993.

               20(b) Proxy solicitation materials sent to shareholders in connection with annual meeting to be held on April 8, 1994.

               28(a) Certification Form filed by reference to Exhibit 28(a) to Amendment No. 2 to Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

               28(b) Guarantee issued by the Minister of Finance of Barbados filed by reference to Exhibit 28(b) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

               28(c)  Certificate of Barbados Residency filed by reference to
                      Exhibit 28(c) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

          (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 1993 have been filed.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                   (Registrant)



                                    By s/Ronald W. Jones
                                       Ronald W. Jones
                                       Vice-President, Finance


                                    Date:  March ---, 1994



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

   Signature                              Title                      Date


s/Robert T. O'Connell                   Chairman and Chief       March 30, 1994
  Robert T. O'Connell                   Executive Officer
                                        and Director


s/Joseph J. Pero                        President and            March 30, 1994
  Joseph J. Pero                        Director


s/Vincent K. Quinn                      Executive Vice-          March 30, 1994
  Vincent K. Quinn                      President and Director


s/Louis S. Carrio, Jr.                  Vice-President and       March 30, 1994
  Louis S. Carrio, Jr.                  Director


s/Peter R. P. Evelyn                    Director		 March 30, 1994
  Peter R. P. Evelyn


                                        Director
  Mark Miller


s/Ronald W. Jones                       Vice-President,          March 30, 1994
  Ronald W. Jones                       Finance, Principal
                                        Financial and
                                        Accounting Officer



     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     Proxy solicitation materials were sent to shareholders in connection with the annual meeting held on April 29, 1993, and in connection with the 1994 annual meeting, to be held on April 8, 1994.