Form 10-Q
period 1994-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1994-05-09
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON. D.C.  20549
                            FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarterly period ended        March 31, 1994

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission File Number      33-6534

           Motors Mechanical Reinsurance Company, Limited
       (Exact name of registrant as specified in its charter)

           Barbados                              NA
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

        Bishops Court Hill, St. Michael, Barbados       NA
        (Address of principle executive offices)     (Zip Code)

                           (809) 436-4895
        (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X    No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     As of March 31, 1994

  Common Stock, no par-value                  2,000
  Participating Stock, no par-value          19,900





     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          1.   Balance Sheets, March 31, 1994 and December 31,
               1993.

          2. Statements of Income and Retained Earnings for the three month periods ended March 31, 1994 and March
               31, 1993.

          3. Statements of Cash Flows for the three month periods ended March 31, 1994 and March 31, 1993.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

         MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                         BALANCE SHEETS
                   (Expressed in U.S. Dollars)

                                     March 31,
                                       1994       December 31,
                                    (unaudited)       1993
ASSETS
     Investments                   $34,903,388    $29,882,488
     Cash and cash equivalents       3,043,379      6,788,771
     Accrued investment income         901,057        861,190
     Due from ceding company         3,535,158      2,331,978
     Deferred acquisition costs     11,599,267     10,495,206
     Prepaid expenses                    1,875              0

     Total Assets                  $53,984,124    $50,359,633

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
      Unearned premiums             44,657,483     40,413,058
      Loss reserves                  2,097,239      1,910,030
      Accrued liabilities              165,573        107,181

      Total liabilities             46,920,295     42,430,269

     STOCKHOLDERS' EQUITY
      Share Capital
        Common Stock - no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000 shares                 200,000        200,000

       Participating Stock - no par
          value; Authorized - 100,000
          shares; issued and outstand-
          ing - 19,900 shares as of
          March 31, 1994 and
          18,900 shares as of
          December 31, 1993          1,492,500      1,417,500
                                     1,692,500      1,617,500

       Retained Earnings             6,534,796      6,211,978

       Unrealized appreciation
          (depreciation) on
          investments               (1,163,467)        99,886

       Total Stockholders' Equity    7,063,829      7,929,364

       Total Liabilities and
            Stockholders' Equity   $53,984,124    $50,359,633

         MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
    STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
      MONTH PERIODS ENDED MARCH 31, 1994 AND MARCH 31, 1993
                           (UNAUDITED)
                   (Expressed in U.S. Dollars)

                                    Three Month Periods Ended
                                            March 31,
                                       1994           1993
INCOME

  Reinsurance premiums assumed      $8,816,331     $5,389,885
  Increase in unearned premiums      4,244,425      1,817,057

  Premiums earned                    4,571,906      3,572,828

  Investment income
     Interest earned                   570,692        461,529
     Realized gains (losses)
       on investments                 (303,389)       378,444

  Investment income -
     net                               267,303        839,973

TOTAL INCOME                         4,839,209      4,412,801

EXPENSES

  Acquisition costs                  1,188,209        928,266
  Losses paid                        3,001,850      2,627,016
  Increase (decrease)
     in loss reserves                  187,209        (15,861)
  Administrative
     expenses                          139,123        140,255

TOTAL EXPENSES                       4,516,391      3,679,676

NET INCOME                             322,818        733,125

RETAINED EARNINGS,
  beginning of period                6,211,978      5,528,775

RETAINED EARNINGS,
  end of period                      6,534,796      6,261,900

         MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
   STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
          MARCH 31, 1994 AND MARCH 31, 1993 (UNAUDITED)
                   (Expressed in U.S. Dollars)

                                         Three month periods ended
                                                 March 31,
                                            1994           1993
Cash flows from operating activities:
  Reinsurance premiums assumed           $7,062,145     $6,216,413
  Losses and underwriting
     expenses paid                       (4,730,167)    (3,859,806)
  Administrative expenses paid              (95,553)       (75,302)
  Investment income received                227,436      1,333,671

Net cash provided by
   operating activities                   2,463,861      3,614,976

Cash flows from investing activities:
   Purchases of marketable securities   (25,508,046)   (23,807,944)
   Sales and maturities of
       marketable securities             19,223,793     22,461,238
Net cash invested                        (6,284,253)    (1,346,706)

Cash flows from financing activities:
   Proceeds from issuance of
     Participating stock                     75,000         52,500
   Net cash provided by financing
   activities                                75,000         52,500

Increase (decrease)
  in cash and cash equivalents           (3,745,392)     2,320,770
Cash and cash equivalents, beginning
  of period                               6,788,771      1,710,738
Cash and cash equivalents, end
  of period                             $ 3,043,379    $ 4,031,508

Reconciliation of net income to net cash
   provided by operating activities:
   Net income                               322,818        733,125
   Change in:
       Accrued investment income            (39,867)       492,399
       Due from ceding company           (1,203,180)       995,342
       Deferred acquisition costs        (1,104,061)      (473,126)
       Prepaid expenses                      (1,875)        (1,875)
       Unearned premiums                  4,244,425      1,817,057
       Loss reserves                        187,209        (15,861)
       Accrued liabilities                   58,392         67,915

Net cash provided by
   operating activities                 $ 2,463,861    $ 3,614,976
Item 2.   Management's Discussion And Analysis of Financial
Condition And Results of Operations

Liquidity. It is anticipated that the Company will continue to be able to generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings plus proceeds from the sale of Shares will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No capital expenditures are expected during the next few years.

On April 8, 1994, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $2,156,304.

Capital Resources. As of March 31, 1994, the share capital of the Company was $1,692,500 (compared with $1,617,500 as of December 31, 1993) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,492,500 (compared with $1,417,500 as of December 31, 1993). In addition, the Company had surplus from retained earnings in the amount of $6,534,796 compared with $6,211,978 as of December 31, 1993.

Results of Operations. Net Premium volume continues to increase as additional participants are added to the program. During the quarter ended March 31, 1994, 10 new series of Shares were added bringing the total number of series approved to 199. Premiums earned increased by $999,078 over the comparable period of 1993. The ratio of losses incurred to premiums earned for the quarter under review is 69.8% as compared to 73.1% for the quarter ended March 31, 1993.

Expenses increased by $836,715 to $4,516,391 in the quarter ended March 31, 1994 from $3,679,676 in the first quarter of 1993. Net underwriting income in the quarter ended March 31, 1994 increased $162,363 to $55,515 compared with an underwriting loss of $106,848 in the 1993 quarter. The increase in net underwriting income, however, was offset by a decline in investment income of $572,670, from $839,973 in the first quarter of 1993 to $267,303 in the comparable period of 1994, due to realized losses on the sale of invested assets. The Company has reported net income for the three month period ended March 31, 1994 of $322,818 compared to net income of $733,125 for the three month period ended March 31, 1993.

Changes in interest rates in the quarter ended March 31, 1994 adversely affected the market values of the Company's investment portfolio at that date and its investment income in the quarter then ended as compared with the quarter ended March 31, 1993. Realized losses on the sale of investment securities in the quarter ended March 31, 1994 were $303,389 compared to realized gains of $378,444 in the quarter ended March 31, 1993.
Unrealized losses on investment securities held at March 31, 1994 were $1,163,467 compared to unrealized gains at December 31, 1993 of $99,886. The Company's investment guidelines do not permit the use of financial instrument derivatives in managing interest rate risk.

Cash, cash equivalents and investments valued at market have increased from $36,671,259 at the beginning of the year to $37,946,767 at March 31, 1994.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED  (Registrant)


                              By:  s/Ronald W. Jones
                                   Ronald W. Jones
                                   Vice President
                                   Signing on behalf of
                                   the Registrant, and
                                   Principal Financial Officer


Dated: May 6, 1994