Form 10-Q
period 1994-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1994-08-15
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON. D.C.  20549
                                   FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For quarterly period ended         June 30, 1994

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

                 Yes  X    No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     As of June 30, 1994

  Common Stock, no par-value                  2,000
  Participating Stock, no par-value          20,100


     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          1.   Balance Sheets, June 30, 1994 and December 31, 1993.

          2. Statements of Income and Retained Earnings for the three month periods ended June 30, 1994 and June 30, 1993 and the six month periods ended June 30, 1994 and June 30, 1993.

          3. Statements of Cash Flows for the six month periods ended June 30, 1994 and June 30, 1993.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

     Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Part II.  Other Information

     Item 2.   Changes in Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 6.   Exhibits and Reports on Form 8-K


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                          (Expressed in U.S. Dollars)

                                   June 30, 1994   December 31,
                                    (unaudited)       1993
                                   _____________  ____________
ASSETS
     Investments                   $32,712,525    $29,882,488
     Cash and cash equivalents       6,105,993      6,788,771
     Accrued investment income       1,095,445        861,190
     Due from ceding company         4,296,013      2,331,978
     Deferred acquisition costs     12,907,568     10,495,206
     Prepaid expenses                    1,250              0
                                   ___________    ___________

     Total Assets                  $57,118,794    $50,359,633
                                   ___________    ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
      Unearned premiums             49,687,936     40,413,058
      Loss reserves                  2,354,084      1,910,030
      Accrued liabilities              135,321        107,181
                                   ___________    ___________

      Total liabilities             52,177,341     42,430,269
                                   ___________    ___________

     STOCKHOLDERS' EQUITY
      Share Capital
        Common Stock - no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000 shares                 200,000        200,000

       Participating Stock - no par
          value; Authorized - 100,000
          shares; issued and outstand-
          ing - 20,100 shares as of
          June 30, 1994 and
          18,900 shares as of
          December 31, 1993          1,507,500      1,417,500
                                   ___________    ___________
                                     1,707,500      1,617,500

       Retained Earnings             4,425,974      6,211,978

       Unrealized appreciation
          (depreciation) on
          investments               (1,192,021)        99,886
                                   ___________    ___________

       Total Stockholders' Equity    4,941,453      7,929,364
                                   ___________    ___________

       Total Liabilities and
            Stockholders' Equity   $57,118,794    $50,359,633
                                   ___________    ___________


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
          MONTH PERIODS ENDED JUNE 30, 1994 AND JUNE 30, 1993 AND THE
            SIX MONTH PERIODS ENDED JUNE 30, 1994 AND JUNE 30, 1993
                                  (UNAUDITED)
                          (Expressed in U.S. Dollars)

                        Three Month Periods       Six Month Periods
                           Ended June 30,           Ended June 30,
                         1994        1993         1994        1993
                      __________  __________   __________  ___________
INCOME

 Reinsurance premiums
   assumed           $10,152,109  $6,104,178  $18,968,440  $11,494,063
 Increase in unearned
   premiums            5,030,453   2,443,204    9,274,878    4,260,261
                      __________  __________   __________   __________

 Premiums earned       5,121,656   3,660,974    9,693,562    7,233,802
                      __________  __________   __________   __________

Investment income
     Interest earned     676,507     443,817    1,247,199      905,346
     Realized gains/
       (losses) on
       investments      (741,750)    160,334   (1,045,139)     538,778
                      __________  __________   ___________   _________

Investment income/
       (loss)            (65,243)    604,151      202,060    1,444,124
                      __________  __________   __________   __________

TOTAL INCOME           5,056,413   4,265,125    9,895,622    8,677,926
                      __________  __________   __________   __________

EXPENSES

 Acquisition costs     1,331,276     951,296    2,519,485    1,879,562
 Losses paid           3,297,976   2,428,156    6,299,826    5,055,172
 Increase in
   loss reserves         256,845      61,608      444,054       45,747
 Administrative
   expenses              145,334     172,242      284,457      312,497
                      __________  __________   __________   __________

TOTAL EXPENSES         5,031,431   3,613,302    9,547,822    7,292,978
                      __________  __________   __________   __________

NET INCOME                24,982     651,823      347,800    1,384,948

RETAINED EARNINGS,
 beginning of period   6,534,796   6,261,900    6,211,978    5,528,775

LESS: DIVIDENDS       (2,156,304) (2,021,504)  (2,156,304)  (2,021,504)
ADD: TRANSFERS FROM
 PARTICIPATING STOCK      22,500           0       22,500            0
                     ___________  __________   __________   __________

RETAINED EARNINGS,
 end of period        $4,425,974  $4,892,219   $4,425,974   $4,892,219
                      __________  __________   __________   __________


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                  JUNE 30, 1994 AND JUNE 30, 1993 (UNAUDITED)
                          (Expressed in U.S. Dollars)

                                          Six month periods ended
                                                 June 30,
                                            1994           1993
                                        ___________    ___________
Cash flows from operating activities:
  Reinsurance premiums assumed          $15,878,476    $11,606,298
Losses and underwriting
     expenses paid                      (10,024,288)    (7,888,425)
  Administrative expenses paid             (339,020)      (272,253)
  Investment income received              1,012,943      1,572,272
                                        ___________    ___________

Net cash provided by
   operating activities                   6,528,111      5,017,892
                                        ___________    ___________

Cash flows from investing activities:
   Purchases of marketable securities   (46,461,178)   (29,258,460)
   Sales of marketable securities        41,294,093     30,705,817
                                        ___________    ___________
Net cash invested                        (5,167,085)     1,447,357
                                        ___________    ___________

Cash flows from financing activities:
   Proceeds from issuance of
     Participating stock                    112,500        202,500
   Dividends paid                        (2,156,304)    (2,021,504)
                                        ___________    ___________
Net cash used in financing
   activities                            (2,043,804)    (1,819,004)
                                        ___________    ___________

Increase (decrease)
  in cash and cash equivalents             (682,778)     4,646,245
Cash and cash equivalents, beginning
  of period                               6,788,771      1,710,738
                                        ___________    ___________
Cash and cash equivalents, end
  of period                             $ 6,105,993    $ 6,356,983
                                        ___________    ___________

Reconciliation of net income to net cash
   provided by operating activities:
   Net income                               347,800      1,384,948
   Change in:
       Accrued investment income            810,886        127,002
       Due from ceding company           (1,964,035)       267,557
       Deferred acquisition costs        (2,412,362)    (1,109,012)
       Prepaid expenses                      (1,250)        (1,250)
       Unearned premiums                  9,274,878      4,260,261
       Loss reserves                        444,054         45,746
       Accrued liabilities                   28,140         42,640
                                        ___________    ___________

Net cash provided by
   operating activities                 $ 6,528,111    $ 5,017,892
                                        ___________    ___________


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

The significant amounts of unearned premium on the balance sheet at each balance sheet date are attributable to the long-term nature of the contracts sold. The risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires -- usually after 36 months or 36,000 miles, whichever occurs first. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any period is recorded as unearned.

Cash, cash equivalents and investments valued at market have increased from $36,671,259 at the beginning of the year to $38,818,518 at June 30, 1994.

On April 8, 1994, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $2,156,304.

Capital Resources. As of June 30, 1994, the share capital of the Company was $1,707,500 (compared with $1,617,500 as of December 31, 1993) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,507,500 (compared with $1,417,500 as of December 31, 1993). In addition, the Company had surplus from retained earnings in the amount of $4,425,974 compared with $6,211,978 as of December 31, 1993.

Barbados law requires that the Company's net assets (excluding unrealized gains and losses) equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous fiscal year. At June 30, 1994, the Company's minimum required net assets computed in accordance with Barbados law was approximately $2,042,961, compared to total capital and retained earnings of $6,133,474.

Results of Operations. In the six month period ended June 30, 1994, the Company reported premiums earned of $9,693,562, an increase of $2,459,760 over the six month period ended June 30, 1993. Net underwriting income in the first six months of 1994 was $145,740, which represents an increase of $204,916 compared to an underwriting loss of $59,176 in the six month period ended June 30, 1993. The loss ratio for the six month period ended June 30, 1994 was 69.6%, compared to 70.5% for the six month period ended June 30, 1993.

In the three month period ended June 30, 1994, premiums earned increased $1,460,682 to $5,121,656, compared to $3,660,974 in the three month period ended June 30, 1993. Expenses (including losses) increased $1,418,129, from $3,613,302 in the second quarter of 1993 to $5,031,431 in the second quarter of 1994. As a result, net underwriting income increased from $47,672 in the second quarter of 1993 to $90,225 in the second quarter of 1994. The loss ratio in the second quarter of 1994 was 69.4%, compared to 68.0% in the second quarter of 1993.

Administrative expenses include amounts paid to the Company's Manager for professional services. During the six months ended June 30, 1994 the amount paid to the Manager was $101,840 compared to $115,321 for the six months ended June 30, 1993.

The increase in net underwriting income was offset by a decline in investment income of $669,394, from $604,151 in the second quarter of 1993 to a loss of $65,243 in the comparable period of 1994, due to realized losses on the sale of invested assets. Although interest earnings in the second quarter increased by 50% over the second quarter of 1993, changes in interest rates in the six month period ended June 30, 1994 adversely affected the market values of the Company's investment portfolio at that date and its investment income in the period then ended as compared with the six month period ended June 30, 1993. Realized losses on the sale of investment securities in the six month period ended June 30, 1994 were $1,045,139 compared to realized gains of $538,778 in the six month period ended June 30, 1993. Unrealized losses on investment securities held at June 30, 1994 were $1,192,021 compared to unrealized gains at December 31, 1993 of $99,886. The realized losses resulted in large part from a repositioning of the Company's investment portfolio away from longer term issues toward medium term investments. Unrealized losses at June 30, 1994 include amounts attributable to decreases in value of securities purchased at a premium. The Company's investment guidelines do not permit the use of financial instrument derivatives in managing interest rate risk.

FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" is effective for years beginning after December 15, 1993 and requires the Company to classify its securities holdings into categories (trading, available for sale, and held to maturity). The Company adopted Statement No. 115 effective January 1, 1994 and classified its securities portfolio as available for sale. Adoption of the Statement did not have a material effect on the Company's financial position and results of operations.


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

Pursuant to amendment of the Restated Articles of Incorporation effected by vote of the shareholders, the Common Stock of the Company is now nonredeemable in all circumstances. (See Item 4.)

Item 4.   Submission of Matters to a Vote of Security-Holders

On April 8, 1994, the holder of the Common Stock re-elected five of the six directors of the Company: Robert T. O'Connell, Joseph J. Pero, Vincent K. Quinn, Louis S. Carrio, Jr., and Peter R.P. Evelyn. The holders of Participating Shares unanimously elected the sixth director, Donald C. Mealey. In addition, the holder of the Common Shares elected two alternate directors:
Richard N. Carlson was elected as the alternate director for Mr. Quinn, and Robert E. Capstack was elected as alternate director for Mr. Carrio.

The shareholders also voted unanimously to amend the Restated Articles of Incorporation of the Company. Upon redemption by the Board of a series of Participating Shares, the Board now has the authority to make redemption effective at any time prior to year end, and to allocate any net deficit attributable to that series to the subsidiary capital account for the Common Stock (to the extent of earned surplus) before allocating any remaining deficit to the accounts for the Participating Shares. Also, in order to ensure compliance with Barbados law, which requires that Common Stock be nonredeemable in all circumstances, the shareholders voted to remove from the Articles provisions which allowed for the redemption of Common Stock and which gave the common shareholder the right to force liquidation of the Company in the event its request for redemption was not granted.

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


Dated: August 15, 1994