Form 10-Q
period 1994-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1994-11-08
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C.  20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For quarterly period ended     September 30, 1994

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

                 Yes  X    No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     As of September 30, 1994

  Common Stock, no par-value                  2,000
  Participating Stock, no par-value          21,400



          This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          1.   Balance Sheets, September 30, 1994 and December 31, 1993.

          2. Statements of Income and Retained Earnings for the three month periods ended September 30, 1994 and September 30, 1993, and the nine month periods ended September 30, 1994 and September 30, 1993.

          3. Statements of Cash Flows for the nine month periods ended September 30, 1994 and September 30, 1993.

          In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                   September 30,
                        1994       December 31,
                                    (unaudited)       1993
ASSETS
     Investments                   $36,943,605    $29,882,488
     Cash and cash equivalents       5,775,694      6,788,771
     Accrued investment income       1,509,588        861,190
     Due from ceding company         3,403,181      2,331,978
     Deferred acquisition costs     13,951,296     10,495,206
     Prepaid expenses                      625              0
                                   ___________    ___________

     Total Assets                  $61,583,989    $50,359,633
                                   ___________    ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
      Unearned premium              53,699,611     40,413,058
      Loss reserves                  2,549,583      1,910,030
      Accrued liabilities              110,002        107,181
                                   ___________    ___________

      Total liabilities             56,359,196     42,430,269
                                   ___________    ___________

     STOCKHOLDERS' EQUITY
      Share Capital
        Common Stock - no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000 shares                 200,000        200,000

       Participating Stock - no par
          value; Authorized - 100,000
          shares; issued and outstand-
          ing - 21,400 shares as of
          September 30, 1994 and
          18,900 shares as of
          December 31, 1993          1,605,000      1,417,500
                                   ___________    ___________

                                     1,805,000      1,617,500

       Retained Earnings             5,142,701      6,211,978

       Unrealized (loss)/gain on
         investments                (1,722,908)        99,886
                                   ___________    ___________

       Total Stockholders' Equity    5,224,793      7,929,364
                                   ___________    ___________

       Total Liabilities and
            Stockholders' Equity   $61,583,989    $50,359,633
                                   ___________    ___________


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
          MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993
            AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND
                               SEPTEMBER 30, 1993
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                       Three Month Periods       Nine Month Periods
                       Ended September 30,       Ended September 30,
                         1994        1993         1994        1993
INCOME

 Reinsurance premiums
   assumed            $9,550,359  $9,222,855  $28,518,799  $20,716,918
 Increase in unearned
   premiums            4,011,675   5,214,237   13,286,553    9,474,498
                      __________  __________   __________   __________

 Premiums earned       5,538,684   4,008,618   15,232,246   11,242,420
                      __________  __________   __________   __________

Investment income
     Interest earned     691,237     444,096    1,938,436    1,349,442
     Realized (losses)/
       gains on
       investments      (67,025)     276,514   (1,112,164)     815,292
                      __________  __________   __________   __________

Investment income -
     net                 624,212     720,610      826,272    2,164,734
                      __________  __________   __________   __________

TOTAL INCOME           6,162,896   4,729,228   16,058,518   13,407,154
                      __________  __________   __________   __________

EXPENSES

 Acquisition costs     1,439,392   1,041,708    3,958,877    2,921,270
 Losses paid           3,723,890   2,676,349   10,023,716    7,731,521
 Increase in loss
   reserves              195,499     152,535      639,553      198,282
 Administrative
   expenses:
   Related parties        37,625      38,118      138,779      153,439
   Other                  49,763      59,040      233,066      256,216
                      __________  __________   __________   __________

TOTAL EXPENSES         5,446,169   3,967,750   14,993,991   11,260,728
                      __________  __________   __________   __________


NET INCOME               716,727     761,478    1,064,527    2,146,426

RETAINED EARNINGS,
 beginning of period   4,425,974   4,892,219    6,211,978    5,528,775

LESS: DIVIDENDS PAID           0           0   (2,156,304)  (2,021,504)
ADD: TRANSFERS FROM
  PARTICIPATING STOCK          0           0       22,500            0
                       _________   _________   __________   __________

RETAINED EARNINGS,
 end of period         5,142,701   5,653,697    5,142,701    5,653,697
                     ___________  __________   __________   __________


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
              SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                         Nine month periods ended
                                              September 30,
                                            1994           1993
Cash flows from operating activities:
   Reinsurance premiums assumed         $26,030,586    $17,710,476
   Losses and underwriting
     expenses paid                      (15,961,841)   (11,903,552)
   Administrative expenses paid            (429,480)      (418,815)
   Investment income received             1,290,037      1,713,009
                                        ___________    ___________

Net cash provided by
   operating activities                  10,929,302      7,101,118
                                        ___________    ___________

Cash flows from investing activities:
   Purchases of marketable securities   (52,638,048)   (37,205,006)
   Sales of marketable securities        42,641,973     39,549,053
   Maturities of marketable securities            0              0
                                        ___________    ___________
Net cash provided by (used in)
   investing activities                  (9,996,075)     2,344,047
                                        ___________    ___________

Cash flows from financing activities:
   Proceeds from issuance of
     Participating stock                    210,000        292,500
   Dividends paid                        (2,156,304)    (2,021,504)
                                        ___________    ___________
Net cash used in financing
   activities                            (1,946,304)    (1,729,004)
                                        ___________    ___________

Increase (decrease) in cash and
   cash equivalents                      (1,013,077)     7,716,161
Cash and cash equivalents, beginning
   of period                              6,788,771      1,710,738
                                        ___________    ___________
Cash and cash equivalents, end
   of period                            $ 5,775,694    $ 9,426,899
                                        ___________    ___________

Reconciliation of net income to net cash
   provided by operating activities:
   Net income                             1,064,527      2,146,426
   Realized losses (gains)
     on investments                       1,112,164       (815,292)

   Change in:
       Accrued investment income           (648,398)       362,268
       Due from ceding company           (1,071,203)    (1,792,014)
       Deferred acquisition costs        (3,456,090)    (2,465,188)
       Prepaid expenses                        (625)          (625)
       Unearned premium                  13,286,553      9,474,498
       Loss reserves                        639,553        198,282
       Accrued liabilities                    2,821         (7,237)
                                        ___________    ___________

Net cash provided by
   operating activities                 $10,929,302    $ 7,101,118
                                        ___________    ___________


Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Liquidity. It is anticipated that the Company will continue to generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings plus proceeds from the sale of Shares will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No capital expenditures are expected during the next few years.

The unearned premiums on the balance sheet at each balance sheet date are attributable to the long-term nature of the motor vehicle mechanical breakdown insurance contracts that the Company reinsures. The risk of loss to the Company under new vehicle contracts arises primarily after the underlying manufacturer's warranty expires -- usually after 36 months or 36,000 miles, whichever occurs first. Since very little premium is recognized as earned until the expiration of the underlying warranty, the new vehicle premiums assumed in any period are recorded as unearned.

Cash, cash equivalents and investments valued at market have increased from $36,671,259 at the beginning of the year to $42,719,299 at September 30, 1994.

On April 8, 1994, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $2,156,304.

Capital Resources. As of September 30, 1994, the share capital of the Company was $1,805,000 (compared to $1,617,500 as of December 31, 1993) comprised of paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,605,000 (compared with $1,417,500 as of December 31, 1993). In addition, the Company had surplus from retained earnings in the amount of $5,142,701, compared with $6,211,978 as of December 31, 1993.

Barbados law requires that the Company's net assets (excluding unrealized gains and losses) equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous fiscal year. At September 30, 1994, the Company's minimum required net assets computed in accordance with Barbados law was $2,023,225, compared to total capital and retained earnings of $6,947,701.

Results of Operations.   In the nine month period ended September 30, 1994,
the Company reported premiums earned of $15,232,246, an increase of $3,989,826 over the nine month period ended September 30, 1993. Net underwriting income in the first nine months of 1994 was $238,255, which represents an increase of $256,563 compared to an underwriting loss of $18,308 in the nine month period ended September 30, 1993. The loss ratio for the nine month period ended September 30, 1994 was 70.0%, compared to 70.5% for the nine month period ended September 30, 1993.

In the three month period ended September 30, 1994, premiums earned increased $1,530,066 to $5,538,684, compared to $4,008,618 in the three month period ended September 30, 1993. Expenses including losses) increased $1,478,419, from $3,967,750 in the third quarter of 1993 to $5,446,169 in the third quarter of 1994. As a result, net underwriting income increased from $40,868 in the third quarter of 1993 to $92,515 in the third quarter of 1994. The loss ratio in the third quarter of 1994 was 70.8%, compared to 70.6% in the third quarter of 1993.

The increase in net underwriting income was offset by a decline in investment income of $96,398 from $720,610 in the third quarter of 1993 to $624,212 in the comparable period of 1994, due to realized losses on the sale of invested assets. Although interest earnings in the third quarter increased by 56% over the third quarter of 1993, changes in interest rates in the nine month period ended September 30, 1994 adversely affected the market values of the Company's investment portfolio at that date and its investment income in the period then ended as compared with the nine month period ended September 30, 1993.
Realized losses on the sale of investment securities in the nine month period ended September 30, 1994 were $1,112,164 compared to realized gains of $815,292 in the nine month period ended September 30, 1993 and resulted in large part from a repositioning of the Company's investment portfolio away from longer term issues toward medium term investments.

Unrealized losses on investment securities held at September 30, 1994 were $1,722,908, compared to unrealized gains at December 31, 1993 of $99,886. Unrealized losses at September 30, 1994 include amounts attributable to decreases in value of securities purchased as a premium. The Company's investment guidelines do not permit the use of financial instrument derivatives in managing interest rate risk.

FASB Statement No. 115 "Accounting for Certain Investment in Debt and Equity Securities" is effective for years beginning after December 15, 1993 and requires the Company to classify its securities holdings into categories (trading, available for sale, and held to maturity). The Company adopted Statement No. 115 effective January 1, 1994 and classified its securities portfolio as available for sale. Adoption of the Statement did not have a material effect on the Company's financial position and results of operations.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)

                         By:  s/Ronald W. Jones
                              Ronald W. Jones
                              Vice President, Finance
                              Signing on behalf of
                              the Registrant, and
                              Principal Financial Officer

Dated:    November 7, 1994