Form 10-Q/A
period 1994-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1995-01-12
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON. D.C.  20549
                           FORM 10-Q/A

                         Amendment No. 1

 X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarterly period ended    September 30, 1994

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission File Number      33-6534

           Motors Mechanical Reinsurance Company, Limited
_________________________________________________________________
       (Exact name of registrant as specified in its charter)

           Barbados                              NA
_________________________________________________________________
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

        Bishops Court Hill, St. Michael, Barbados       NA
_________________________________________________________________
        (Address of principle executive offices)     (Zip Code)

                           (809) 436-4895
_________________________________________________________________
        (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X    No
                    _____    _____


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

PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

                    (27) Financial Data Schedule

          (b)  Reports on Form 8-K.   No reports on Form 8-K were
filed during the quarter for which this report is filed.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED  (Registrant)


                              By:  s/Ronald W. Jones
                                   __________________________
                                   Ronald W. Jones
                                   Vice President
                                   Signing on behalf of
                                   the Registrant, and
                                   Principal Financial Officer


Dated: January 11, 1995