Form 10-K
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1995-03-30
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X       Annual Report Pursuant to Section 13 or 15(d) of The Securities
_____     Exchange Act of 1934

For the fiscal year ended December 31, 1994

                                       Or

          Transition Report Pursuant to Section 13 or 15(d) of The Securities
_____     Exchange Act of 1934

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


                                      None




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES   X    No
                                                      ______    _______


          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


          Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995, was $1,717,500<F1>.


          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                    As of March 1, 1995
               _____                    ___________________

     Common Stock, no-par value                  2,000
     Participating Stock, no-par value          22,900





<F1> Based on current offering price of $75 per share.


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



MIC maintains MIC Agency Accounts in respect of Franchises to which the risks to be retroceded can be attributed. (A single MIC Agency Account may be established either for a single Franchise or in respect of a group of Franchises treated as a single business unit by MIC and its subsidiaries.)  Currently, there are more than 6,800 MIC Agency Accounts in respect of Franchises through which mechanical insurance business is produced.



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



For purposes of establishing loss reserves, the Company relies upon the advice of MIC.  Loss reserves are established after an annual actuarial review, based on judgments of the effects of technological change, manufacturer's warranties,

and MIC's historical experience with automotive mechanical breakdown risks.

Consequently, the determination of loss reserves is a process inherently subject to a number of highly variable factors.  Any adjustments to reserves are reflected in the operating results for the periods in which they become known.



The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the fiscal years ended December

31, 1994, 1993 and 1992 were 69.6%, 70.7% and 62.8% respectively.



The following table sets forth an analysis of changes in the loss reserves for the fiscal years ended December 31, 1994, 1993 and 1992:

                                               Period Ended

                                    12/31/92      12/31/93       12/31/94

Beginning balance in
reserves for losses.........      $1,396,542    $1,622,855     $1,910,030
                                  __________    __________     __________

Add-provision for losses
incurred related to:

  Current claim year........      $8,461,984    $11,046,932   $14,893,890

  Prior claim years.........      $ (297,535)   $  (134,249)      (63,724)
                                  __________    ___________    __________

     Total.................       $8,164,449    $10,912,683   $14,830,166
                                  __________    ___________   ___________

Deduct-paid losses
attributable to:

  Current claim
  year......................      $7,025,671     $9,363,720   $12,527,026

  Prior claim
  years.....................      $  912,465    $ 1,261,788     1,552,900
                                  __________    ___________   ___________

  Total.....................      $7,938,136    $10,625,508   $14,079,926
                                  __________    ___________   ___________

Ending balance in reserves
for losses..................      $1,622,855     $1,910,030    $2,660,270
                                  __________   ____________   ___________



The following table analyzes the development of loss and loss adjustment expense from February 1, 1989 through December 31, 1993.



              1/31/90    12/31/90    12/31/91    12/31/92    12/31/93   12/31/94
              _______    ________    ________    ________    ________   ________

Liability for
unpaid claims
and claims
adjustment
expense    $  766,912  $1,075,123  $1,396,542  $1,622,855  $1,910,030 $2,660,270
           __________  __________  __________  __________  __________ __________

Paid
(cumulative)
in subsequent
year(s)    $  666,866  $  748,557  $  912,465  $1,261,788  $1,552,900

Estimated
unpaid
liability
as of year
end.<F2>        2,393      43,840     186,542     226,818     293,406
           __________  __________  __________  __________  __________

Cumulative
Deficiency
(Redun-
dancy)     $  (97,653) $ (282,726) $ (297,535) $ (134,249) $  (63,724)
           __________  __________  __________  __________  __________


<F2> Because mechanical breakdown claims are generally paid within 90 days of when they are incurred, liability for unpaid claims incurred in prior years is negligible. Accordingly, liability for unpaid claims incurred in all prior years has been combined at each year end.


The table shows initial estimated reserves at December 31, 1994, 1993, 1992,

1991 and 1990 and January 31, 1990 and amounts paid on claims unsettled at each prior period end.  Claims are typically processed for payment at the time the claim is reported.  Therefore, the recorded claim liability at each year end represents the estimated incurred but not reported claims and claims in the process of payment.  The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.



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



The Company's funds are invested in a manner consistent with investment guidelines that are established by the Board.  Under the guidelines in effect prior to April, 1994, the Company was permitted to invest only in U.S. dollar-

denominated securities issued outside of the United States by non-United States private or governmental issuers, and U.S. dollar-denominated bank certificates of deposit issued by foreign banks and foreign branches of U.S. banks.  Subject to the satisfaction of certain conditions, the Board authorized, in April, 1994,

limited investments in non-dollar denominated bonds, on a fully currency-hedged basis.  The Company may invest only in securities and certificates which are rated at least Aa3 by Moody's or AA- by Standard & Poor's or the equivalent, or are guaranteed by such an issuer.  As of April, 1994, certain unrated securities may also be held if, in the opinion of the investment manager, they have at least equivalent credit standing to the above rating standard.  The Board reviews on a regular basis and, where appropriate, revises the investment objectives and guidelines for the Company's funds.  There can be no assurance,

however, as to whether a particular investment objective, once adopted, can be achieved or that adverse factors would not cause a decrease in the overall value of the Company's investment portfolio.



Investments in non-U.S. securities, particularly those of non-governmental issuers, may involve considerations not ordinarily associated with investments in domestic issuers.  These considerations include, but are not limited to, the possibility of expropriation, the unavailability of financial information or difficulty in interpreting such information when it is prepared under foreign accounting or regulatory standards, the possible negative impact of political,

social or diplomatic developments, and the possible imposition of withholding taxes by foreign taxing authorities.



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

Subsidiary Capital Accounts of the existing series of Shares pro rata based upon relative earned premiums attributable to each of those accounts for the calendar quarter in which the item was earned or incurred; provided, however, that a net deficit for any such period is allocated to the Subsidiary Capital Account for the Common Stock (to the extent of Restricted Earned Surplus) before allocating any remaining deficits to the Subsidiary Capital Accounts for the participating series.



Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each

Account had a balance of $7,500 representing the amount paid for the Shares of that series.  During the fiscal year ended December 31, 1994, $945,980 of net underwriting gains and $455,238 of administrative expenses were allocated among the 222 series of Shares outstanding as of December 31, 1994, and  $1,227,816 of net investment income was allocated among such series of Shares and the Common

Stock.



As of December 31, 1994, 189 such series had balances greater than $7,500

(ranging from $7,501 to $182,943) and 33 series had balances less than $7,500

(ranging from $7,351 to zero).  (It should be noted that the amounts in the

Subsidiary Capital Accounts can fluctuate substantially and therefore may not be indicative of future results.)  At December 31, 1994, an aggregate of $943,252 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 23 Subsidiary

Capital Accounts and remained outstanding at that date.  In addition, at

December 31, 1994, net deficits of $379,636 associated with 3 series of Shares that have been redeemed had been charged against Restricted Earned Surplus and remained outstanding at that date.  Aggregate deficits reallocated among the

Subsidiary Capital Accounts of the Shares through December 31, 1994 were

$697,448.



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



Barbados insurance law requires that the Company maintain certain levels of net assets, calculated without regard to unrealized gains or losses.  The Company is currently in compliance with these requirements.  However, in the event that the

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

Agreement," below.)  In addition, corporate secretarial services for the Company are provided by Colybrand Company Services Limited of St. Michael, Barbados.

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



Many commercial insurance groups are seeking to capture additional mechanical insurance business by offering to assist automobile dealers in the formation of their own dealer-owned reinsurance companies.  MIC has assisted in the establishment of such companies for a number of qualified GM dealers.  However,

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

Agreement, the Company pays the Manager a fee based on hourly rates for services performed.  For the fiscal year ended December 31, 1994, the Company paid fees to the Manager in the amount of $176,154.



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

However, the Manager is obligated to devote all employe time necessary to ensure the performance of the Manager's duties under the Management Agreement.

The Manager is subject to the control and direction of the Board.



The Manager has served in that capacity since 1986.  The current Management

Agreement became effective on March 19, 1992 and may be terminated by either party as of the end of the then current fiscal year by the giving of written notice to the other party by September 1 of that year.



BARBADOS REGULATION AND TAXES

The Company's business is subject to regulation under the Barbados Exempt

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

Finance of Barbados that such benefits and exemptions will be available for a period ending December 31, 2001.



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



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.



                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a)  There is no public market for the Shares or the other capital stock of the

Company, and none is expected to develop.  Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement.



(b)  All of the common stock of the Company is held by MIC.  As of March 1, 1995 there were 392 holders of Shares of record, representing 229 series of Shares.



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

1991, the Company declared minimum dividends as described above in the aggregate amounts of $114,376 and $150,317, respectively.  In April of 1992, 1993 and

1994, the Company declared dividends of $1,021,705, $2,021,504 and $2,156,304,

respectively, which in each case exceeded the required minimum dividend.



Item 6.    SELECTED FINANCIAL DATA

The Company became operational during the fiscal year ended January 31, 1988.

The Company's first year of full operation was the fiscal year ended January 31,

1989.  In May of 1990, the Company changed its fiscal year end from January 31 to December 31.  A full 12 months of underwriting activity are reflected in the financial statements for all periods presented.  The results of operations for the 11-month period ended December 31, 1990, however, include only 11 months'

investment income and administrative expense.  Accordingly, results for the 11-

month period ended December 31, 1990 are not fully comparable with results for full fiscal years.<F3>

<F3>  For the 11-month period ended December 31, 1989, the Company had
$5,183,768 of earned premium, $673,785 of investment income and incurred $5,278,717 of losses and expenses. The net income of the Company for the period was $578,836.



The following selected financial data for the fiscal years ended December 31,

1994, 1993, 1992, 1991 and the eleven month period ended December 31, 1990 have been derived from financial statements audited by Deloitte & Touche, independent chartered accountants, whose report with respect to their audits of the financial statements as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 is included elsewhere herein.


                                          December 31<F4>
                    ____________________________________________________________
                    1994         1993         1992         1991         1990
                    ____         ____         ____         ____         ____

Premiums Assumed $38,371,896  $27,779,063  $19,386,455  $16,784,405  $12,957,759
                 ___________  ___________  ___________  ___________  ___________
Premiums Earned   21,316,685   15,429,611   13,005,184   10,292,788    8,177,525
Net Investment
  Income           1,227,816    2,700,242    2,522,712    1,792,947      843,021
                  __________  ___________  ___________  ___________   __________
Total Income      22,544,501   18,129,853   15,527,896   12,085,735    9,020,546
Less Losses and
  Expenses        20,825,943   15,425,146   12,020,682   10,165,350    8,280,612
                  __________  ___________  ___________  ___________   __________
Net Income<F5>     1,718,558    2,704,707    3,507,214    1,920,385      739,934
                  __________  ___________  ___________  ___________   __________
Dividends Per
  Common Share             0            0            0            0            0
Total Assets      66,012,284   50,359,633   36,847,490   28,124,056   18,759,382
Total Policy
  Reserves
  and Other
  Liabilities     60,246,641   42,430,269   29,777,783   23,148,003   16,347,245
Stockholders'
  Equity           5,765,643    7,929,364    7,069,707    4,976,053    2,412,137
Dividends
  Paid on
  Participating
  Shares           2,156,304    2,021,504    1,021,705      150,317      114,376

<F4>  In May of 1990, the Company changed its fiscal year end from January 31 to
December 31.

<F5>  Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See Note 2(f) to the financial statements.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity.  The Company expects to generate sufficient funds from operations to cover current liquidity needs.  The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends.

Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company.  Although losses are expected to increase due to the increased level of premiums assumed in each preceding year and the anticipated incidence of claims following the expiration of manufacturers' warranties, available funds from the sources identified above have also grown.  Net cash provided by operating activities has increased from

$6,734,218 in 1992 and $11,550,335 in 1993 to $14,960,494 in 1994.  The Company

believes that such funds will be sufficient to meet its liquidity requirements in 1995 and in future years to which its reinsurance liabilities extend.  No capital expenditures are expected during the next few years.



The Company had unearned premium reserves of $57,468,269 as of December 31,

1994, and $40,413,058 as of December 31, 1993.  These amounts are attributable to the long-term nature of the contracts sold.  Such contracts may extend for up to 72 months from date of issue.  In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires.  For new vehicles, the warranty generally covers 36 months or 36,000 miles.  For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle.  Because the Company has little risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until such expiration.  Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.



See "Market For Registrant's Common Equity And Related Stockholder Matters" for

a discussion of dividends paid and legal restrictions on the payment of dividends.



On April 8, 1994, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $2,156,304.



Capital Resources.  Capitalization of the Company, as of December 31, 1994, is

comprised of paid-in capital with respect to the Common Stock of $200,000,

paid-in capital with respect to the Shares of $1,665,000 (compared with

$1,417,500 and $1,072,500 as of December 31, 1993 and 1992, respectively), and earnings retained for use in the business of $5,796,732.  Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10%

of the amount by which the earned premium exceeded $5,000,000 in the previous fiscal year.  If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary

Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the

Company's required capital and surplus.  At January 1, 1995, the Company's required minimum net assets computed in accordance with Barbados law was approximately $2,631,669, compared to total capital and retained earnings computed for purpose of Barbados law of $7,661,732.



Results of Operations.  During the fiscal year ended December 31, 1994, the

Company had net income of $1,718,558 compared to $2,704,707 and $3,507,214 for the fiscal years ended December 31, 1993 and 1992, respectively.  The reduction in net income during 1994 compared to the previous year is the result primarily of realized losses on the sale of investments as discussed below.  The reduction in net income during 1993 compared to the previous year is the result primarily of an increase in losses incurred as discussed below.



The Company had net underwriting income of approximately $490,742 in 1994 compared to $4,465 and $984,502 during 1993 and 1992 respectively.  During 1994,

the Company had earned premiums of $21,316,685 compared to $15,429,611 and

$13,005,184 for the fiscal years ended December 31, 1993 and 1992, respectively.

Increased premium income has been generated by the issuance of additional series of Shares during the year ended December 31, 1994, and the continuing flow of reinsurance premiums from series issued in prior fiscal years.  During 1994, the

Company issued 36 new series of Shares and redeemed 3 series of Shares for a net increase of 33 series.  There were 222 series of Shares outstanding at

December 31, 1994 compared to 189 and 143 series of Shares outstanding at

December 31, 1993 and 1992, respectively.



The Company incurred losses and expenses during the fiscal year ended

December 31, 1994 of $20,825,943 compared with $15,425,146 and $12,020,682 for the fiscal years ended December 31, 1993 and 1992, respectively.  This was comprised of provisions for losses incurred during the period of $14,830,166,

ceding commissions and excise taxes of $5,540,539 and operating expenses of

$455,238.  Losses incurred in 1993 and 1992 were $10,912,683 and $8,164,449,

respectively.  The ratio of losses incurred to premiums earned for the fiscal year ended December 31, 1994 was 69.6% compared to 70.7% and 62.8% for the fiscal years ended December 31, 1993 and 1992, respectively.  Management believes the Company's increased loss experience in 1994 and 1993 compared to

1992, and the reduction in the Company's net income during 1993 compared to

1992, reflects the effects of changes in underlying manufacturer's warranties.

The expiration during 1992 of certain unlimited mileage mechanical plans that had been retroceded to the Company and the elimination of certain deductibles under the manufacturer's warranties for certain 1992 model vehicles had a favorable impact on 1992 loss experience.  On the other hand, the reduction of the manufacturer's warranties from 50,000 to 36,000 miles for certain vehicles beginning with the 1992 model year adversely affected 1993 and 1994 losses.



The Company incurred operating expenses during the fiscal year ended December

31, 1994 of $455,238 compared to $503,178 and $478,475 for the years ended

December 31, 1993 and 1992.  MIC has agreed to pay certain costs of issuing shares if such costs could not be allocated to the Subsidiary Capital Account for the Common Stock.  In 1994, MIC paid directly, $162,989 of costs to register and issue shares.  For fiscal years ended December 31, 1993 and 1992, share issuance costs which totalled $74,461 and $80,298, respectively, were paid by the Company and allocated to the Subsidiary Capital Account for the Common

Stock.



The increase of net underwriting income during the year ended December 31, 1994 was offset by a decrease in investment income which declined in 1994 to

$1,227,816 compared to $2,700,242 and $2,522,712 for the fiscal years ended

December 31, 1993 and 1992, respectively.  The reduction in investment income during 1994 compared to prior periods is primarily attributable to changes in interest rates which adversely affected the market values of the Company's investment portfolio and resulted in realized losses on the sale of investment securities.  These losses offset interest earnings which increased approximately

52% during 1994 over the prior year, largely as a result of an increase in the amount of assets under management.



Realized losses on the sale of investment securities in the year ended December

31, 1994 were $1,543,358 compared to realized gains of $872,313 and $864,282 for the years ended December 31, 1993 and 1992, respectively.  The realized losses during 1994 resulted in large part from a repositioning of the Company's investment portfolio away from longer term issues toward medium term investments.  Unrealized losses on investment securities held at December 31,

1994 were $1,896,089 compared to unrealized gains at December 31, 1993 of

$99,886.  Unrealized losses as of December 31, 1994 include amounts attributable to decreases in value of securities purchased at a premium.  As of February 28,

1995, substantially all of these unrealized losses were eliminated as a result of improved market conditions.



At present, the Company's investments are comprised entirely of U.S.-dollar denominated fixed-income securities.  In the future, the Company may invest in foreign denominated bonds, on a fully U.S. dollar-hedged basis, in situations where the investment manager anticipates a higher rate of return (net of hedging costs) than would be available in the market for similarly rated U.S.-dollar denominated bonds.  The Company's investment guidelines do not permit the use of financial instrument derivatives in managing interest rate risk.



Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the Policies.

As of December 31, 1994, the Company had furnished such a letter of credit in the amount of $42,900,000.



Accounting Change.  FASB Statement No. 115, "Accounting for Certain Investments

in Debt and Equity Securities" is effective for years beginning after December

15, 1993 and requires the Company to classify its securities holdings into three categories (trading, available for sale, and held to maturity).  The Company adopted Statement No. 115 in 1994 and classified its securities portfolio as available for sale.  Adoption of the statement did not have a material effect on the Company's financial position and results of operations.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                     Page

1.   Independent Auditors' Report...................   27

2.   Balance Sheets, December 31
       1994 and 1993................................   28

3.   Statements of Income and Retained
       Earnings for the years ended
       December 31, 1994, 1993 and 1992 ............   29

4.   Statements of Cash Flows for the years ended
       December 31, 1994, 1993 and 1992 ............   30

5.   Notes to Financial Statements..................   31


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Motors Mechanical Reinsurance Company, Limited
Financial Services Centre
Bishops Court Hill
St. Michael, Barbados



We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited as of December 31, 1994 and 1993 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with accounting principles generally accepted in the United States of America.


                                   s/DELOITTE & TOUCHE
                                   CHARTERED ACCOUNTANTS


Bridgetown, Barbados
February 27, 1995



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                           (Expressed in U.S. Dollars)


                                        Notes       1994            1993
                                        _____    ___________     ___________

ASSETS
   Investments                           3,7     $42,903,056     $29,882,488
   Cash and cash equivalents             7         3,303,060       6,788,771
   Accrued investment income                       1,559,195         861,190
   Due from ceding company                         3,315,506       2,331,978
   Deferred acquisition costs                     14,931,467      10,495,206
                                                 ___________     ___________

Total Assets                                     $66,012,284     $50,359,633
                                                 ___________     ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Unearned premiums                             57,468,269       40,413,058
   Loss reserves                         4        2,660,270        1,910,030
   Accrued liabilities                              118,102          107,181
                                                ___________      ___________

   Total Liabilities                             60,246,641       42,430,269
                                                ___________      ___________

COMMITMENTS AND CONTINGENCIES            7

STOCKHOLDERS' EQUITY                     5
   Share capital
     Common stock - no par value;
       Authorized - 2,000 shares;
       issued and outstanding -
       2,000 shares                                 200,000          200,000

     Participating stock - no par value;
       Authorized - 100,000 shares;
       issued and outstanding -
       22,200 shares at December 31,
       1994 and 18,900 shares at
      December 31, 1993                           1,665,000        1,417,500
                                                ___________      ___________
                                                  1,865,000        1,617,500

   Retained earnings                     8        5,796,732        6,211,978

   Unrealized (depreciation)
     appreciation on investments         3       (1,896,089)          99,886
                                                ___________      ___________

   Total Stockholders' Equity                     5,765,643        7,929,364
                                                ___________      ___________

Total Liabilities and
   Stockholders' Equity                         $66,012,284      $50,359,633
                                                ___________      ___________

The accompanying notes form an integral part of these financial statements.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                           (Expressed in U.S. Dollars)

                                            Years Ended December 31
                              _________________________________________________

                              Notes       1994          1993           1992
                              _____   ___________    ___________    ___________

INCOME

   Reinsurance
     premiums assumed            6    $38,371,896    $27,779,063   $19,386,455
   Increase in
     unearned premiums                (17,055,211)   (12,349,452)   (6,381,271)
                                      ___________    ___________    __________

   Premiums earned                     21,316,685     15,429,611    13,005,184
                                      ___________    ___________    __________

   Investment income:
     Interest earned                    2,771,174      1,827,929     1,658,430
     Realized (losses) gains
       on investments                  (1,543,358)       872,313       864,282
                                      ___________    ___________    __________

   Investment income - net              1,227,816      2,700,242     2,522,712
                                      ___________    ___________    __________

TOTAL INCOME                           22,544,501     18,129,853    15,527,896
                                      ___________    ___________   ___________

EXPENSES

   Acquisition costs                    5,540,539      4,009,285     3,377,758
   Losses paid                         14,079,926     10,625,508     7,938,136
   Increase in loss
     reserves                             750,240        287,175       226,313
   Administrative expenses:
      Related Parties                     171,135        168,933       160,858
     Other                                284,103        334,245       317,617
                                      ___________    ___________    __________

TOTAL EXPENSES                         20,825,943     15,425,146    12,020,682
                                      ___________    ___________    __________

NET INCOME                              1,718,558      2,704,707     3,507,214
RETAINED EARNINGS,
   beginning of year                    6,211,978      5,528,775     3,043,266

LESS: DIVIDENDS                        (2,156,304)    (2,021,504)   (1,021,705)

ADD: REDEMPTION OF
PARTICIPATING STOCK                        22,500           -             -
                                      ___________    ___________   ___________

RETAINED EARNINGS, end of year        $ 5,796,732    $ 6,211,978   $ 5,528,775
                                      ___________    ___________   ___________

The accompanying notes form an integral part of these financial statements.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                           (Expressed in U.S. dollars)


                                                Year Ended December 31
                                        _______________________________________

                                           1994          1993          1992
                                        ___________   ___________   ___________

CASH FLOWS FROM OPERATING ACTIVITIES:
   Reinsurance premiums collected       $35,580,944   $26,933,330   $17,624,088
   Losses and underwriting
     expenses paid                      (22,168,851)  (16,977,784)  (11,898,682)
   Administrative expenses paid            (527,767)     (490,616)     (429,735)
   Investment income received             2,076,168     2,085,405     1,438,547
                                        ___________   ___________   ___________

Net cash provided by operating
   activities                            14,960,494    11,550,335     6,734,218
                                        ___________    __________   ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities   (70,748,944)  (49,834,608)  (60,877,408)
   Sales of investment securities        54,189,043    45,038,810    53,031,200
                                        ___________   ___________   ___________

Net cash invested                       (16,559,901)   (4,795,798)   (7,846,208)
                                        ___________   ___________   ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     Participating Stock                    270,000       345,000       255,000
   Dividends paid                        (2,156,304)   (2,021,504)   (1,021,705)
                                        ___________   ___________   ____________

Net cash used in financing
   activities                            (1,886,304)   (1,676,504)     (766,705)
                                        ___________   ___________   ___________

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                           (3,485,711)    5,078,033    (1,878,695)

CASH AND CASH EQUIVALENTS, beginning
   of year                                6,788,771     1,710,738     3,589,433
                                        ___________   ___________   ___________

CASH AND CASH EQUIVALENTS, end of
   year                                 $ 3,303,060   $ 6,788,771   $ 1,710,738
                                        ___________   ___________   ___________

RECONCILIATION OF NET INCOME TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
   Net income                           $ 1,718,558   $ 2,704,707   $ 3,507,214
   Realized losses (gains) on
     investments                          1,543,358      (872,313)     (864,282)
   Change in:
     Accrued investment income             (698,005)      254,177      (222,446)
     Due from ceding company               (983,528)       24,630      (653,270)
     Deferred acquisition costs          (4,436,261)   (3,213,352)   (1,662,778)
     Prepaid expenses                          -             -              -
     Unearned premiums                   17,055,211    12,349,452     6,381,271
     Loss reserves                          750,240       287,175       226,313
     Accrued liabilities                     10,921        15,859        22,196
                                        ___________   ___________   ___________

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                           $14,960,494   $11,550,335   $ 6,734,218
                                        ___________   ___________   ___________

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

Note 2.   PRINCIPAL ACCOUNTING POLICIES

               (a) Basis of Presentation

          The financial statements are stated in United States dollars and are prepared in conformity with accounting principles generally accepted in the United States of America. Reinsurance premiums assumed by the Company represent policies ceded by MIC during the twelve months ended December 31 of each fiscal year.

          Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation.

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



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)

Note 2.   PRINCIPAL ACCOUNTING POLICIES (Cont'd)

          (c)  Investments

          Investments are comprised of interest-bearing marketable securities which are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with original maturities of less than 90 days are classified as cash equivalents. Unrealized appreciation (depreciation) is included in stockholders' equity.

          Realized gains and losses on the sale of investments are included as investment income and are calculated based on average costs.

          (d)  Loss Reserves

          The Company provides for unsettled, reported losses based on estimates of the final settlement, with an experience factor added to provide for losses incurred but not reported. The final settlement may be greater or less than the amounts provided. Any such differences, when they become known, are recognized in current operations.

          (e)  Taxation

          The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes for a period ending December 31, 2001.

          Stockholders who are United States residents are taxed on their share of the Company's income on a deemed distribution basis.

          (f)  Earnings Per Share

          No amount has been reported as earnings per share as the earnings applicable to the Participating Stockholders vary with the underwriting results of each series. Retained earnings applicable to the Common Stockholder include allocated investment income and operating expenses and amounts restricted for advances to Participating Stockholders (see Note 8).



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)

Note 3.   INVESTMENTS

          Effective January 1, 1994, the Company adopted the requirements of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and the Company's investments have been classified as available for sale. The Company had previously accounted for its investment securities at market value, with the resulting unrealized gains and losses included as a separate component of stockholders' equity. Accordingly, the adoption of Statement No. 115 had no material effect on the Company's financial position and results of operations.


          The cost and estimated fair value of investments in debt securities are as follows:

                                         Gross         Gross         Estimated
                                       Unrealized    Unrealized         Fair
                            Cost      Appreciation  Depreciation       Value
                         _________    ____________  ____________    ___________

December 31, 1994:

Debt securities
  issued by
  foreign
  governments
  and their
  agencies             $31,233,934       $23,323    $(1,324,106)    $29,933,151

Debt securities
  issued by
  supra-nationals       13,565,211          -          (595,306)     12,969,905
                      ____________       _______    ___________      __________


     Total             $44,799,145       $23,323    $(1,919,412)    $42,903,056
                       ___________       _______    ___________     ___________

December 31, 1993:

Debt securities
  issued by
  foreign
  governments
  and their
  agencies             $16,327,184       $72,332      $(135,761)    $16,263,755

Debt securities
  issued by
  supra-nationals        7,182,454       103,034        (25,925)      7,259,563

Corporate
  securities             6,272,964       109,193        (22,987)      6,359,170
                       ___________      ________      _________     ___________

     Total             $29,782,602      $284,559      $(184,673)    $29,882,488
                       ___________      ________      _________     ___________



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)

Note 3.   INVESTMENTS (Cont'd)

          The cost and estimated fair value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Estimated
                                                          Fair
                                      Cost                Value
                                   ___________         ___________

          Due after one year
            through five years     $18,203,680         $17,241,088

          Due after five years
            through ten years       26,595,465          25,661,968
                                   ___________         ___________

                                   $44,799,145         $42,903,056
                                   ___________         ___________


          In 1994, gross gains of $150,704 and gross losses of $1,694,062 were realized. In 1993, gross gains of $964,613 and gross losses of $92,300 were realized. In 1992, gross gains of $1,008,932 and gross losses of $144,650 were realized.

          The following summarizes net unrealized appreciation (depreciation) on investments:


            Balance, December 31, 1991     $   915,287
            Net depreciation                  (646,855)
                                              ________

            Balance, December 31, 1992     $   268,432
            Net depreciation                  (168,546)
                                           ___________

            Balance, December 31, 1993     $    99,886
            Net depreciation                (1,995,975)
                                             _________

            Balance, December 31, 1994     $(1,896,089)
                                           ___________


          The investment portfolio is comprised of diverse U.S. dollar-denominated debt securities which do not result in any concentration in credit risks.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)


Note 4.   RESERVES FOR UNPAID LOSSES

The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1994, 1993 and 1992:

                                 1994         1993              1992
                                 ____         ____              ____


Beginning balance in
reserves for losses        $  1,910,030     $  1,622,855     $1,396,542
                           ____________     ____________     __________

Add-provision for losses
incurred related to:

     Current claim year    $ 14,893,890     $ 11,046,932     $8,461,984

     Prior claim years     $    (63,724)    $   (134,249)    $ (297,535)
                           ____________     ____________     __________

            Total          $ 14,830,166     $ 10,912,683     $8,164,449
                           ____________     ____________     __________

Deduct-paid losses
attributable to:

     Current claim year    $ 12,527,026     $  9,363,720     $7,025,671

     Prior claim years     $  1,552,900     $  1,261,788     $  912,465
                           ____________     ____________     __________

          Total            $ 14,079,926     $ 10,625,508     $7,938,136
                           ____________     ____________     __________

Ending balance in reserves
for losses                 $  2,660,270     $  1,910,030     $1,622,855
                           ____________     ____________     __________

As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 1994, 1993 and 1992 decreased by $63,724, $134,249, and $297,535, respectively, because of lower than expected claims.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)

Note 5.   STOCKHOLDERS' EQUITY

          All of the Company's Common Stock is held by MIC. A prospectus dated July 14, 1994 is offering 26,500 shares of Participating Stock to persons certified by owners of certain motor vehicle franchises. The offering consists of 265 series of 100 shares each at a price of $75 per share.

          During 1994, 36 additional series of 100 shares of Participating Stock were issued as compared with 46 for the year ended December 31, 1993. In addition, in 1994 the Board of Directors redeemed 3 series of 100 shares each that had substantial accumulated deficits. As a result of the redemption, $22,500 was transferred from Participating Stock to retained earnings to eliminate the capital accounts and accumulated deficits of those series.

          In the years ended December 31, 1994, 1993 and 1992, costs in the amount of $162,989, $74,461 and $80,298, respectively, were incurred in the sale of Participating Stock. The Common Stockholder reimbursed the Company directly for these expenses in 1994. During 1993 and 1992, these amounts were expensed by the Company and allocated to the account of the Common Stockholder.

          The holders of Common Stock as a class are entitled to elect five directors, at least one of whom must be a resident of Barbados. They have no right to vote with respect to liquidation of the Company. As a class, these holders generally have the sole right to vote on matters not specifically reserved to Participating Stock.

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

          From time to time, funds are held in escrow on account of Participat-ing Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 1994, $7,500 was held in escrow and at December 31, 1993, there were no amounts held in escrow.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)

Note 6.   REINSURANCE PREMIUMS

          Under the provisions of the retrocession agreement, the Company will receive additional cessions of $19,156,090 ($13,471,019 at December 31, 1993) relating to premiums written by the ceding insurer but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.   LETTERS OF CREDIT

          As of December 31, 1994, the Company has provided an irrevocable letter of credit to MIC, in the amount of $42,900,000 to secure the amounts recoverable from the Company related to the business ceded. Cash equivalents and investments are assigned to secure the letter of credit.

Note 8.   RETAINED EARNINGS

          Items of income or loss and expenses attributable to insurance underwriting activities are determined as of the end of each calendar quarter and are allocated to the Participating Stockholders' capital accounts.

          An amount equal to 1-1/3 percent of assumed premiums (net of related ceding commissions) is allocated to the capital account of the Common Stockholder. Such allocations accumulate as restricted retained earnings and may be used to advance capital to any Participating Stockholders who incur a deficit in their capital accounts; any such advances are repayable out of future profitable operations of the respective Participating Stockholder. Amounts allocated to the Common Stockholder, net of advances to Participating Stockholders, are presented in the table below as "net transfers."

          Dividends may be declared and paid at the discretion of the Company's Board of Directors subject to the right of holders of participating stock to receive minimum dividends. The minimum annual dividend payable on each share shall be such shares pro rata portion of an amount equal to twenty percent (20%) of the net income, if any, for the preceding fiscal year attributable to the subsidiary capital account associated with the series of which that share is part.

          Barbados law requires that the Company maintain a minimum capitalization based generally on the amount of premiums earned in the preceding fiscal year. At January 1, 1995, the Company's required minimum capital computed in accordance with Barbados law was approximately $2,631,669.



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)

Note 8.   RETAINED EARNINGS (Cont'd)

          Amounts of retained earnings applicable to the Common and Participating Stockholders are comprised of the following:

                                  Common      Participating     Total
                                  ______      _____________     _____


Balance, December 31, 1991      $  77,557       $2,965,709    $3,043,266

Net income (loss) for the year    (42,631)       3,549,845     3,507,214

Net transfers                     173,954         (173,954)          -

Dividends paid                        -         (1,021,705)   (1,021,705)
                                _________       __________    __________

Balance, December 31, 1992        208,880        5,319,895     5,528,775

Net income (loss) for the year    (41,909)       2,746,616     2,704,707

Net transfers                    (175,245)         175,245           -

Dividends paid                        -         (2,021,504)   (2,021,504)
                                _________       __________    __________

Balance (deficit),
  December 31, 1993                (8,274)       6,220,252     6,211,978


Net income (loss) for the year     (7,536)       1,726,094     1,718,558

Net transfers                     (37,410)          37,410

Dividends paid                        -         (2,156,304)   (2,156,304)

Redemption of participating
  stock                               -             22,500        22,500
                                _________       __________    __________

Balance (Deficit)
  December 31, 1994             $ (53,220)      $5,849,952    $5,796,732
                                _________       __________    __________


                                    PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Two of the current directors of the Company were elected by MIC through its ownership of the Common Stock.  Three additional directors, who each retired during 1994, were also elected by MIC:  Robert T. O'Connell, who also served as

Chairman and Chief Executive Officer of the Company and Chairman of the Board of

General Motors Acceptance Corporation and MIC; Joseph J. Pero, who also served as President of the Company and President and Director of MIC; and Vincent K.

Quinn, who also served as Executive Vice President of the Company and Executive

Vice President and Director of MIC.  One director was elected by the holders of the Shares at the Annual Shareholders' Meeting held on April 8, 1994.  The directors and officers of the Company are as follows:


                                          POSITION WITH THE COMPANY
                             AGE          (AND OTHER EMPLOYMENT DURING
    NAME                                  PAST FIVE YEARS)

Louis S. Carrio, Jr........   51   Vice-President and Director (Vice-President,
                                   MIC).

                                   Mr. Carrio became a Director and was
                                   appointed Vice-President in 1991.

Peter R. P. Evelyn ........   53   Director (Attorney, Evelyn, Gittens & Farmer,
                                   a Barbados law firm).

                                   Mr. Evelyn has been a Director since 1986.

Donald C. Mealey............  59   Director (President, Don Mealey, Chevrolet,
                                   Inc.).

                                   Mr. Mealey has been a Director since 1994.

Ronald W. Jones ...........   42   Vice-President, Finance (Managing Director,
                                   Alexander Insurance Managers (Barbados)
                                   Ltd.).

                                   Mr. Jones has served as Vice-President,
                                   Finance since 1987.

Michael B. Boyce...........   54   Secretary (Principal, Colybrand Company
                                   Services, Limited, Barbados, since 1993;
                                   previously principal, Price Waterhouse,
                                   Eastern Caribbean).

                                   Mr. Boyce has served as Secretary since 1994. Mr. Boyce served previously as Assistant Secretary to the Company.

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

In addition, Mr. Jones is an officer of the Manager, which receives management fees and compensation for data processing services.  Mr. Evelyn is a member of the law firm of Evelyn, Gittens & Farmer, which serves as the Company's Barbados counsel; and Mr. Boyce is affiliated with Colybrand Company Services Limited,

St. Michael, Barbados, which receives compensation for corporate secretarial services provided to the Company.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC owns all of the issued and outstanding shares of the Common Stock of the

Company, which consists of 2,000 shares.  Don Mealey, a director, owns 140 shares of Participating Stock and is the president of a company that owns 10 shares of Participating Stock.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION


                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Document List

          (1)  Financial Statements

                     The following are included in Item 8:

                    (i)  Independent Auditors' Report.

                   (ii)  Balance Sheets, December 31
                         1994 and 1993.

                  (iii)  Statements of Income and Retained
                         Earnings for the years ended
                         December 31, 1994, 1993 and 1992.

                   (iv)  Statements of Cash Flows for the
                         years ended December 31, 1994,
                         1993, and 1992.

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

               10(e) Insurance Management Agreement between Registrant and Alexander Insurance Managers (Barbados) Ltd., dated March 19, 1992, filed by reference to Exhibit 10(f) to Annual Report on Form 10-K, File No. 33-6534, for the year ended December 31, 1993.

               20(a) Proxy solicitation materials sent to shareholders in connection with annual meeting held on April 8, 1994, filed by reference to Exhibit 20(b) to Annual Report on Form 10-K, File No. 33-6534, for the year ended December 31, 1993.

               20(b) Proxy solicitation materials sent to shareholders in connection with annual meeting to be held on April 6, 1995.

               27     Financial Data Schedule.

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

     (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 1994 have been filed.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                   (Registrant)



                               By s/Ronald W. Jones
                                  ________________________
                                  Ronald W. Jones
                                  Vice-President, Finance


                               Date: March 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

       Signature                    Title                  Date

s/Louis S. Carrio, Jr.         Vice-President and      March 24, 1995
  Louis S. Carrio, Jr.         Director

s/Peter R. P. Evelyn           Director                March 28, 1995
  Peter R. P. Evelyn

                               Director
  Donald C. Mealey

s/Ronald W. Jones              Vice-President,         March 28, 1995
  Ronald W. Jones              Finance, Principal
                               Financial and
                               Accounting Officer


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     Proxy solicitation materials were sent to shareholders in connection with the annual meeting held on April 8, 1994, and in connection with the 1995 annual meeting, to be held on April 6, 1995.