Form 10-Q
period 1995-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1995-05-15
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C.  20549
                                    FORM 10-Q

         X   Quarterly report pursuant to Section 13 or 15(d) of the
        ____
        Securities Exchange Act of 1934

        For quarterly period ended        March 31, 1995
                                   _____________________________

             Transition report pursuant to Section 13 or 15(d) of the

        Securities Exchange Act of 1934

        For the transition period from           to
                                       _________    _________

        Commission File Number      33-6534
                               _________________

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

                         Yes  X    No
                            _____    _____


                  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Class                     As of March 31, 1995
                    _____                     ____________________

          Common Stock, no par-value                  2,000
          Participating Stock, no par-value          23,100





             This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

        Part 1.   FINANCIAL INFORMATION

             Item 1.   Financial Statements

                  1.   Balance Sheets, March 31, 1995 and December 31,
                       1994.

                  2. Statements of Income and Retained Earnings for the three month periods ended March 31, 1995 and March 31, 1994.

                  3. Statements of Cash Flows for the three month periods ended March 31, 1995 and March 31, 1994.

             The accompanying financial statements as of March 31, 1995 and for the three month periods ended March 31, 1995 and 1994, are unaudited, but in the opinion of Management, reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the periods presented.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                             March 31,
                                               1995       December 31,
                                            (unaudited)       1994
        ASSETS
             Investments                   $43,864,591    $42,903,056
             Cash and cash equivalents       8,132,943      3,303,060
             Accrued investment income       1,217,527      1,559,195
             Due from ceding company         2,966,098      3,315,506
             Deferred acquisition costs     15,797,829     14,931,467
             Prepaid expenses                    1,875              0
                                           ___________    ___________

             Total Assets                  $71,980,863    $66,012,284
                                           ___________    ___________

        LIABILITIES AND STOCKHOLDERS' EQUITY

             LIABILITIES
              Unearned premiums             60,798,606     57,468,269
              Loss reserves                  2,756,429      2,660,270
              Accrued liabilities              227,653        118,102
                                           ___________    ___________

              Total liabilities             63,782,688     60,246,641
                                           ___________    ___________

             STOCKHOLDERS' EQUITY
              Share Capital
                Common Stock - no par value;
                  Authorized - 2,000 shares;
                  issued and outstanding -
                  2,000 shares                 200,000        200,000

               Participating Stock - no par
                  value; Authorized - 100,000
                  shares; issued and outstand-
                  ing - 23,100 shares as of
                  March 31, 1995 and
                  22,200 shares as of
                  December 31, 1994          1,732,500      1,665,000
                                           ___________    ___________
                                             1,932,500      1,865,000

               Retained Earnings             6,287,149      5,796,732

               Unrealized depreciation on
                  investments                  (21,474)    (1,896,089)
                                           ___________    ___________

               Total Stockholders' Equity    8,198,175      5,765,643
                                           ___________    ___________

               Total Liabilities and
                    Stockholders' Equity   $71,980,863    $66,012,284
                                           ___________    ___________


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
              MONTH PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                            Three Month Periods Ended
                                                    March 31,
                                                1995          1994
        INCOME

          Reinsurance premiums assumed      $9,642,726     $8,816,331
          Increase in unearned premiums      3,330,337      4,244,425
                                            __________     __________

          Premiums earned                    6,312,389      4,571,906
                                            __________     __________

          Investment income
             Interest earned                   898,990        570,692
             Realized losses
               on investments                 (529,709)      (303,389)
                                            __________     __________

          Investment income -
             net                               369,281        267,303
                                            __________     __________

        TOTAL INCOME                         6,681,670      4,839,209
                                            __________     __________

        EXPENSES

          Acquisition costs                  1,640,774      1,188,209
          Losses paid                        4,271,649      3,001,850
          Increase in loss reserves             96,159        187,209
          Administrative expenses
             Related Parties                    69,517         53,446
             Other                             113,154         85,677
                                            __________     __________

        TOTAL EXPENSES                       6,191,253      4,516,391

        NET INCOME                             490,417        322,818

        RETAINED EARNINGS,
          beginning of period                5,796,732      6,211,978
                                            __________     __________

        RETAINED EARNINGS,
          end of period                      6,287,149      6,534,796
                                            __________     __________


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                  MARCH 31, 1995 AND MARCH 31, 1994 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                 Three month periods ended
                                                         March 31,
                                                   1995            1994
        Cash flows from operating activities:
          Reinsurance premiums collected       $ 9,853,097      $7,062,145
          Losses and underwriting
             expenses paid                      (6,618,043)     (4,730,167)
          Administrative expenses paid             (97,698)        (95,553)
          Investment income received             1,241,656         530,825
                                                __________     ___________

        Net cash provided by
           operating activities                  4,379,012       2,767,250
                                                __________     ___________

        Cash flows from investing activities:
           Purchases of marketable securities  (38,556,681)    (25,508,046)
           Sales and maturities of
               marketable securities            38,940,052      19,223,793
                                                __________     ___________
        Net cash invested                          383,371      (6,284,253)
                                                __________     ___________

        Cash flows from financing activities:
           Proceeds from issuance of
             Participating stock                    67,500          75,000
                                                __________     ___________
           Net cash provided by financing
           activities                               67,500          75,000
                                                __________     ___________

        Increase (decrease)
          in cash and cash equivalents           4,829,883      (3,442,003)
        Cash and cash equivalents, beginning
          of period                              3,303,060       6,788,771
                                                __________     ___________
        Cash and cash equivalents, end
          of period                             $8,132,943     $ 3,346,768
                                                __________     ___________

        Reconciliation of net income to net cash
           provided by operating activities:
           Net income                              490,417         322,818
           Realized losses on investments          529,709         303,389
           Change in:
               Accrued investment income           341,668         (39,867)
               Due from ceding company             349,408      (1,203,180)
               Deferred acquisition costs         (866,362)     (1,104,061)
               Prepaid expenses                     (1,875)         (1,875)
               Unearned premiums                 3,330,337       4,244,425
               Loss reserves                        96,159         187,209
               Accrued liabilities                 109,551          58,392
                                                __________     ___________

        Net cash provided by
           operating activities                 $4,379,012     $ 2,767,250
                                                __________     ___________



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

        On April 6, 1995, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $1,188,614.

        Capital Resources. As of March 31, 1995, the share capital of the Company was $1,932,500 (compared with $1,865,000 as of December 31, 1994) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,732,500 (compared with $1,665,000 as of December 31, 1994). In addition, the Company had surplus from retained earnings in the amount of $6,287,149 as of March 31, 1995 compared with $5,796,732 as of December 31, 1994.

        Results of Operations. During the quarter ended March 31, 1995, the Company had net income of $490,417, compared to net income of $322,818 for the quarter ended March 31, 1994.

        Net Premium volume continues to increase as additional participants are added to the program. During the quarter ended March 31, 1995, 9 new series of Shares were added bringing the total number of series issued and outstanding to 231 as of the end of the quarter. Premiums earned during the quarter ended March 31, 1995 increased by $1,740,483 over the comparable period of 1994 to a total of $6,312,389.

        Expenses incurred during the quarter ended March 31, 1995 were $6,191,253 compared to $4,516,391 for the comparable quarter of 1994. Net underwriting income for the quarter ended March 31, 1995 was $121,136 compared to $55,515 for the comparable period in 1994. The ratio of losses incurred to premiums earned for the quarter was 69.2% as compared to 69.8% for the comparable period in 1994.

        Investment income for the quarter was $369,281 compared to $267,303 for the quarter ended March 31, 1994. Interest income increased from $570,692 for the quarter ended March 31, 1994 to $898,990 for the quarter ended March 31, 1995. The increase in interest income was partially offset by an increase in losses realized on the sale of investments which amounted to $529,709 for the quarter compared to $303,389 for the comparable quarter in 1994. These losses were largely attributable to the sale of investment securities the value of which had been adversely affected by increases in prevailing interest rates. Unrealized losses on investment securities decreased from $1,896,089 as of December 31, 1994 to $21,474 as of March 31, 1995 due to sales of securities and decreases in long term interest rates on U.S. dollar denominated investments.

        Due to continuous declines in long term interest rates, the Company realized gains of $76,365 on sales of investment securities in April 1995. At April 30, 1995, the Company had unrealized gains of $277,697 on its investment securities compared to unrealized losses of $21,474 at March 31, 1995.

        PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  (27)  Financial Data Schedule

             (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


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


        Dated: May 11, 1995