Form 10-Q
period 1995-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1995-08-15
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON. D.C.  20549
                                      FORM 10-Q

           X   Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For quarterly period ended         June 30, 1995

               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from           to

          Commission File Number      33-60105

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

                           Yes  X    No

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                      Class                     As of June 30, 1995

            Common Stock, no par-value                  2,000
            Participating Stock, no par-value          23,400

               This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

          Part I.   FINANCIAL INFORMATION

               Item 1.   Financial Statements

                    1.   Balance Sheets, June 30, 1995 and December 31,
                         1994.

                    2. Statements of Income and Retained Earnings for the three month periods ended June 30, 1995 and 1994 and the six month periods ended June 30, 1995 and 1994.

                    3. Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994.

               In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. Certain amounts in the 1994 financial statements have been reclassified to conform with 1995 presentation.


                    MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                    BALANCE SHEETS
                             (Expressed in U.S. Dollars)

                                               June 30,
                                                 1995       December 31,
                                              (unaudited)       1994
                                             _____________  ____________
          ASSETS
               Investments                   $51,115,571    $42,903,056
               Cash and cash equivalents       4,688,276      3,303,060
               Accrued investment income       1,578,729      1,559,195
               Due from ceding company         3,918,070      3,315,506
               Deferred acquisition costs     16,816,180     14,931,467
               Prepaid expenses                    1,250              0
                                             ___________    ___________

               Total Assets                  $78,118,076    $66,012,284
                                             ___________    ___________

          LIABILITIES AND STOCKHOLDERS' EQUITY

               LIABILITIES
                Unearned premiums            $64,713,396    $57,468,269
                Loss reserves                  2,983,654      2,660,270
                Accrued liabilities              224,252        118,102
                                             ___________    ___________
                Total liabilities             67,921,302     60,246,641
                                             ___________    ___________

               STOCKHOLDERS' EQUITY
                Share Capital
                  Common Stock - no par value;
                    Authorized - 2,000 shares;
                    issued and outstanding -
                    2,000 shares                 200,000        200,000

                 Participating Stock - no par
                    value; Authorized - 100,000
                    shares; issued and outstand-
                    ing - 23,400 shares as of
                    June 30, 1995 and
                    22,200 shares as of
                    December 31, 1994          1,755,000      1,665,000
                                             ___________    ___________
                                               1,955,000      1,865,000

                 Retained Earnings             7,631,714      5,796,732

                 Unrealized appreciation
                    (depreciation) on
                    investments                  610,060     (1,896,089)
                                             ___________     __________

                 Total Stockholders' Equity   10,196,774      5,765,643
                                             ___________    ___________

                 Total Liabilities and
                      Stockholders' Equity   $78,118,076    $66,012,284
                                             ___________    ___________


                    MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
               STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
             MONTH PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1994 AND THE
               SIX MONTH PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                                     (UNAUDITED)
                             (Expressed in U.S. Dollars)

                           Three Month Periods       Six Month Periods
                              Ended June 30,           Ended June 30,
                            1995        1994         1995        1994
                         __________  __________   __________  ___________
   INCOME

    Reinsurance premiums
      assumed           $10,763,438 $10,152,109  $20,406,164  $18,968,440
    Increase in unearned
      premiums            3,914,790   5,030,453    7,245,127    9,274,878
                         __________  __________   __________   __________

    Premiums earned       6,848,648   5,121,656   13,161,037    9,693,562
                         __________  __________   __________   __________

   Investment income
     Interest earned        977,405     676,507    1,876,395    1,247,199
     Realized gains
     (losses) on
     investments          1,121,995    (741,750)     592,286   (1,045,139)
                         __________  __________   __________   __________

   Investment income
          (loss)          2,099,400     (65,243)   2,468,681      202,060
                         __________  __________   __________   __________

   TOTAL INCOME           8,948,048   5,056,413   15,629,718    9,895,622
                         __________  __________   __________   __________

   EXPENSES

    Acquisition costs     1,780,169   1,331,276    3,420,943    2,519,485
    Losses paid           4,230,423   3,297,976    8,502,072    6,299,826
    Increase in
      loss reserves         227,225     256,845      323,384      444,054
    Administrative
      expenses
      - Related Parties      50,263      47,709      119,780      101,154
      - Other               126,789      97,625      239,943      183,303
                         __________  __________   __________   __________

   TOTAL EXPENSES         6,414,869   5,031,431   12,606,122    9,547,822
                         __________  __________   __________   __________

   NET INCOME             2,533,179      24,982    3,023,596      347,800

   RETAINED EARNINGS,
    beginning of period   6,287,149   6,534,796    5,796,732    6,211,978

   LESS: DIVIDENDS       (1,188,614) (2,156,304)  (1,188,614)  (2,156,304)
   ADD: TRANSFERS FROM
    PARTICIPATING STOCK           0      22,500            0       22,500
                        ___________  __________   __________   __________

   RETAINED EARNINGS,
    end of period        $7,631,714  $4,425,974   $7,631,714   $4,425,974
                         __________  __________   __________   __________


                    MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
               STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                     JUNE 30, 1995 AND JUNE 30, 1994 (UNAUDITED)
                             (Expressed in U.S. Dollars)

                                                  Six month periods ended
                                                         June 30,
                                                    1995           1994
                                                ___________    ___________
        Cash flows from operating activities:
          Reinsurance premiums assumed           $19,495,823   $15,878,476
          Losses and underwriting expenses paid  (13,396,827)  (10,024,288)
          Administrative expenses paid              (361,447)     (339,020)
          Investment income received               1,722,432     1,012,943
                                                 ___________   ___________


        Net cash provided by
           operating activities                    7,459,981     6,528,111
                                                 ___________   ___________

        Cash flows from investing activities:
           Purchases of investment securities    (85,402,614)  (46,461,178)
           Sales of investment securities         80,426,463    41,294,093
                                                 ___________   ___________
        Net cash invested                         (4,976,151)   (5,167,085)
                                                 ___________   ___________

        Cash flows from financing activities:
           Proceeds from issuance of
             Participating stock                      90,000       112,500
           Dividends paid                         (1,188,614)   (2,156,304)
                                                 ___________   ___________
        Net cash used in financing
           activities                             (1,098,614)   (2,043,804)
                                                 ___________   ___________

        Increase (decrease)
          in cash and cash equivalents             1,385,216      (682,778)
        Cash and cash equivalents, beginning
          of period                                3,303,060     6,788,771
                                                 ___________   ___________
        Cash and cash equivalents, end
          of period                              $ 4,688,276   $ 6,105,993
                                                 ___________   ___________

        Reconciliation of net income to net cash
           provided by operating activities:
           Net income                              3,023,596       347,800
           Realized losses (gains) on investments   (592,286)    1,045,139
           Foreign exchange losses on investments   (137,929)            0
           Change in:
               Accrued investment income             (19,534)     (234,253)
               Due from ceding company              (602,564)   (1,964,035)
               Deferred acquisition costs         (1,884,713)   (2,412,362)
               Prepaid expenses                       (1,250)       (1,250)
               Unearned premiums                   7,245,127     9,274,878
               Loss reserves                         323,384       444,054
               Accrued liabilities                   106,150        28,140
                                                 ___________   ___________

        Net cash provided by operating
          activities                             $ 7,459,981   $ 6,528,111
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

          Cash, cash equivalents and investments valued at market have increased from $46,206,116 at the beginning of the year to $55,803,847 at June 30, 1995.

          On April 6, 1995, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $1,188,614.

          Capital Resources. As of June 30, 1995, the share capital of the Company was $1,955,000 (compared with $1,865,000 as of December 31, 1994) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,755,000 (compared with $1,665,000 as of December 31, 1994). In addition, the Company had surplus from retained earnings in the amount of $7,631,714 compared with $5,796,732 as of December 31, 1994.

          Barbados law requires that the Company's net assets (excluding unrealized gains and losses) equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous fiscal year. At June 30, 1995, the Company's minimum required net assets computed in accordance with Barbados law was approximately $2,631,669, compared to total capital and retained earnings computed for purposes of Barbados law of $9,586,714.

          Results of Operations. During the quarter ended June 30, 1995, the Company had net income of $2,533,179, compared to $24,982 for the quarter ended June 30, 1994. For the six month period ended June 30, 1995, the Company had net income of $3,023,596 compared to $347,800 for the comparable period of 1994. These increases are the result of gains on the sale of investment securities during the quarter under review as discussed below and a modest improvement in underwriting results.

          For the quarter ended June 30, 1995, premiums earned increased $1,726,992 to $6,848,648, compared to $5,121,656 for the comparable period of 1994. Expenses (including losses) increased $1,383,438, from $5,031,431 in the second quarter of 1994 to $6,414,869 in the second quarter of 1995. As a result, net underwriting income increased from $90,225 in the second quarter of 1994 to $433,779 in the second quarter of 1995. The loss ratio in the second quarter of 1995 was 65.1%, compared to 69.4% in the second quarter of 1994.

          In the six month period ended June 30, 1995, the Company reported premiums earned of $13,161,037, an increase of $3,467,475 over the six month period ended June 30, 1994. Net underwriting income in the first six months of 1995 was $554,915, which represents an increase of $409,175 over the six month period ended June 30, 1994. The loss ratio for the six month period ended June 30, 1995 was 67.1%, compared to 69.6% for the six month period ended June 30, 1994.

          Investment income for the quarter ended June 30, 1995 was $2,099,400 compared to a net loss of $65,243 for the comparable period of 1994. Investment income for the six month period ended June 30, 1995 was $2,468,681 compared to $202,060 for the comparable period of 1994. Declines in long term interest rates during the quarter ended June 30, 1995 resulted in increases in the market value of the Company's investment portfolio. During the quarter, the Company realized gains on the sale of investment securities of $1,121,995, compared to losses of $741,750 on securities sales during the comparable period of 1994. For the six month period ended June 30, 1995, realized gains on the sale of investment securities were $592,286, compared to losses of $1,045,139 during the comparable period of 1994. As of June 30, 1995, the Company had net unrealized appreciation of $610,060 on its investments compared to unrealized depreciation of $1,896,089 as of December 31, 1994.

          For the quarter under review, the Company had interest income of $977,405 compared to $676,507 for the comparable period of 1994. For the six month period ended June 30, 1995, the Company had interest income of $1,876,395 compared to $1,247,199 during the comparable period of 1994. These increases were largely attributable to increases in the amount of assets under management.

          In the quarter ended June 30, 1995, the Company began investing in non-U.S. dollar-denominated debt securities. Forward foreign currency contracts were executed to hedge the Company's investment in such securities. At June 30, 1995, the Company had non-U.S. dollar-denominated investments with an aggregate market value of $13,051,000 based on June 30, 1995 exchange rates.
          Cumulative exchange losses under the hedging program at June 30, 1995, were approximately $138,000.


          PART II.  OTHER INFORMATION

          Item 2.   Changes in Securities

          At the annual meeting of shareholders of the Company held on April 6, 1995, the Company's Restated Articles of Incorporation were amended to provide that any deficits with respect to a Subsidiary Capital Account for a series of Participating Shares that are charged against the Subsidiary Capital Accounts for other series of Participating Shares will be restored if such Subsidiary Capital Account with prior deficits returns to a positive balance, provided that all deficits with respect to such Subsidiary Capital Account previously charged against Restricted Earned Surplus have been restored. (See Item 4.)

          Item 4.   Submission of Matters to a Vote of Security-Holders

          On April 6, 1995, the holder of the Common Stock elected three directors, John D. Finnegan, William B. Noll and Bernard J. Buselmeier, and re-elected two directors, Louis S. Carrio, Jr., and Peter R.P. Evelyn. The holders of Participating Shares unanimously elected the sixth director, Henry Faulkner, III. In addition, the holder of the Common Shares elected Robert E. Capstack as alternate director for Mr. Carrio.

          The shareholders also voted unanimously to amend the Restated Articles of Incorporation of the Company as discussed in Item 2 of this Part II.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    3(i) Restated Articles of Incorporation filed by
                         reference to Exhibit 4 to the Registration
                         Statement on Form S-2, File No. 33-60105, dated June 9, 1995.

                    27   Financial Data Schedule

               (b)  Reports on Form 8-K

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


          Dated: August 1, 1995