Form 10-Q
period 1995-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1995-11-14
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON. D.C.  20549
                            FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarterly period ended     September 30, 1995

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

                 Yes  X    No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     As of September 30, 1995
            _____                     ________________________

  Common Stock, no par-value                  2,000
  Participating Stock, no par-value          23,600




          This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange
Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          1.   Balance Sheets, September 30, 1995 and December
               31, 1994.

          2. Statements of Income and Retained Earnings for the three month periods ended September 30, 1995 and 1994, and the nine month periods ended September
               30, 1995 and 1994.

          3. Statements of Cash Flows for the nine month periods ended September 30, 1994 and September 30,
               1993.

          In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.


          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                          BALANCE SHEETS
                   (Expressed in U.S. Dollars)

                                   September 30,
                                       1995       December 31,
                                    (unaudited)       1994
                                   _____________  ____________
ASSETS
     Investments                   $56,124,220    $42,903,056
     Cash and cash equivalents       4,280,261      3,303,060
     Accrued investment income       2,204,211      1,559,195
     Due from ceding company         4,445,561      3,315,506
     Deferred acquisition costs     18,107,628     14,931,467
     Prepaid expenses                      625              0
                                   ___________    ___________

     Total Assets                  $85,162,506    $66,012,284
                                   ___________    ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
      Unearned premium             $69,678,719    $57,468,269
      Loss reserves                  3,306,237      2,660,270
      Accrued liabilities              128,247        118,102
                                   ___________    ___________

      Total liabilities             73,113,203     60,246,641
                                   ___________    ___________

     STOCKHOLDERS' EQUITY
      Share Capital
        Common Stock - no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000 shares                200,000        200,000

       Participating Stock - no par
          value; Authorized - 100,000
          shares; issued and outstand-
          ing - 23,600 shares as of
          September 30, 1995 and
          22,200 shares as of
          December 31, 1994         1,770,000      1,665,000
                                  ___________    ___________
                                    1,970,000      1,865,000

       Retained Earnings            9,459,134      5,796,732

       Unrealized appreciation
         (depreciation) on
         investments                  620,169     (1,896,089)
                                  ___________    ___________

       Total Stockholders' Equity  12,049,303      5,765,643
                                  ___________    ___________

       Total Liabilities and
            Stockholders' Equity  $85,162,506    $66,012,284
                                  ___________    ___________


          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
     STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
         MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
   AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                           (UNAUDITED)
                   (Expressed in U.S. Dollars)

                       Three Month Periods       Nine Month Periods
                       Ended September 30,       Ended September 30,
                         1995        1994         1995        1994
                      __________  __________   __________  __________
INCOME

 Reinsurance premiums
   assumed           $12,559,368  $9,550,359  $32,965,532  $28,518,799
 Increase in unearned
   premiums            4,965,323   4,011,675   12,210,450   13,286,553
                      __________  __________   __________   __________

 Premiums earned       7,594,045   5,538,684   20,755,082   15,232,246
                      __________  __________   __________   __________

Investment income
     Interest earned     875,827     691,237    2,752,222    1,938,436
     Realized gains
       (losses) on
       investments       655,822     (67,025)   1,248,108   (1,112,164)
                      __________  __________   __________   __________

Investment income      1,531,649     624,212    4,000,330      826,272
                      __________  __________   __________   __________

TOTAL INCOME           9,125,694   6,162,896   24,755,412   16,058,518
                      __________  __________   __________   __________

EXPENSES

 Acquisition costs     1,974,023   1,439,392    5,394,966    3,958,877
 Losses paid           4,908,187   3,723,890   13,410,259   10,023,716
 Increase in loss
   reserves              322,583     195,499      645,967      639,553
 Administrative
   expenses
   - Related parties      30,676      37,625      141,846      138,779
   - Other                70,305      49,763      318,858      233,066
                      __________   _________   __________   __________

TOTAL EXPENSES         7,305,774   5,446,169   19,911,896   14,993,991
                      __________  __________   __________   __________

NET INCOME             1,819,920     716,727    4,843,516    1,064,527

RETAINED EARNINGS,
 beginning of period   7,631,714   4,425,974    5,796,732    6,211,978

LESS: DIVIDENDS PAID           0           0   (1,188,614)  (2,156,304)
ADD: TRANSFERS FROM
  PARTICIPATING STOCK      7,500           0        7,500       22,500
                       _________   _________   __________   __________

RETAINED EARNINGS,
 end of period        $9,459,134  $5,142,701   $9,459,134   $5,142,701
                      __________  __________   __________   __________


          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
    STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
      SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994 (UNAUDITED)
                   (Expressed in U.S. Dollars)

                                             Nine month periods ended
                                                   September 30,
                                                 1995         1994
                                             __________   ___________
Cash flows from operating activities:
   Reinsurance premiums assumed             $30,259,260   $26,030,586
   Losses and underwriting
     expenses paid                          (20,425,770)  (15,961,841)
   Administrative expenses paid                (435,624)     (429,480)
   Investment income received                 2,197,405     1,290,037
                                            ___________   ___________
Net cash provided by operating activities    11,595,271    10,929,302
                                            ___________   ___________

Cash flows from investing activities:
   Purchases of investment securities      (139,957,512)  (52,638,048)
   Sales of investment securities           130,415,556    42,641,973
   Maturities of investment securities                0             0
                                           ____________   ___________
Net cash invested                            (9,541,956)   (9,996,075)
                                           ____________    __________

Cash flows from financing activities:
   Proceeds from issuance of
     Participating stock                        112,500       210,000
   Dividends paid                            (1,188,614)   (2,156,304)
                                            ___________    __________
Net cash used in financing
   activities                                (1,076,114)   (1,946,304)
                                            ___________    __________

Increase (decrease) in cash and
   cash equivalents                             977,201    (1,013,077)
Cash and cash equivalents, beginning
   of period                                  3,303,060     6,788,771
                                            ___________   ___________
Cash and cash equivalents, end
   of period                                 $4,280,261   $ 5,775,694
                                            ___________   ___________

Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                $4,843,516    $1,064,527
   Realized losses (gains) on investments    (1,162,950)    1,112,164
   Change in:
       Accrued investment income               (645,016)     (648,398)
       Due from ceding company               (1,130,055)   (1,071,203)
       Deferred acquisition costs            (3,176,161)   (3,456,090)
       Prepaid expenses                            (625)         (625)
       Unearned premiums                     12,210,450    13,286,553
       Loss reserves                            645,967       639,553
       Accrued liabilities                       10,145         2,821
                                            ___________    __________

 Net cash provided by
   operating activities                     $11,595,271   $10,929,302
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

The unearned premiums on the balance sheet at each balance sheet date are attributable to the long-term nature of the motor vehicle mechanical breakdown insurance contracts that the Company reinsures. The risk of loss to the Company under new vehicle contracts arises primarily after the underlying manufacturer's warranty expires -- usually after 36 months or 36,000 miles, whichever occurs first. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the new vehicle premiums assumed in any period are recorded as unearned.

Cash, cash equivalents and investments valued at market have increased from $46,206,116 at the beginning of the year to $60,404,481 at September 30, 1995.


Capital Resources. As of September 30, 1995, the share capital of the Company was $1,970,000 (compared to $1,865,000 as of December 31, 1994) comprised of paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,770,000 (compared with $1,665,000 as of December 31, 1994). In addition, the Company had surplus from retained earnings in the amount of $9,459,134, compared with $5,796,732 as of December 31, 1994.

Barbados law requires that the Company's net assets (excluding unrealized gains and losses) equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous fiscal year. At September 30, 1995, the Company's minimum required net assets computed in accordance with Barbados law was $2,631,669, compared to total capital and retained earnings of $11,429,134.

Results of Operations.   During the quarter ended September 30,
1995, the Company had net income of $1,819,920, compared to $716,727 for the quarter ended September 30, 1994. For the nine month period ended September 30, 1995, the Company had net income of $4,843,516 compared to $1,064,527 for the comparable period of 1994. These increases are the result of gains on the sale of investment securities as discussed below and a modest improvement in underwriting results.

For the quarter ended September 30, 1995, premiums earned increased $2,055,361 to $7,594,045, compared to $5,538,684 for the comparable period of 1994. Expenses (including losses) increased $1,859,605, from $5,446,169 in the third quarter of 1994 to $7,305,774 in the third quarter of 1995. As a result, net underwriting income increased from $92,515 in the third quarter of 1994 to $288,271 in the third quarter of 1995. The loss ratio in the third quarter of 1995 was 68.9%, compared to 70.8% in the third quarter of 1994.

In the nine month period ended September 30, 1995, the Company reported premiums earned of $20,755,082, an increase of $5,522,836 over the nine month period ended September 30, 1994. Net underwriting income in the first nine months of 1995 was $843,186, which represents an increase of $604,931 over the nine month period ended September 30, 1994. The loss ratio for the nine month period ended September 30, 1995 was 67.7%, compared to 70.0% for the nine month period ended September 30, 1994. The increases in earned premiums and losses reflect the expiration of underlying manufacturers' warranties on new vehicle policies written in 1990 through 1992. Consequently, in 1995 the Company has begun earning those premiums and incurring losses.

Investment income for the quarter ended September 30, 1995 was $1,531,649 compared to $624,212 for the comparable period of 1994. Investment income for the nine month period ended September 30, 1995 was $4,000,330 compared to $826,272 for the comparable period of 1994. During the quarter under review, the Company realized gains on the sale of investment securities of $655,822, compared to losses of $67,025 on securities sales during the comparable period of 1994. For the nine month period ended September 30, 1995, realized gains on the sale of investment securities were $1,248,108, compared to losses of $1,112,164 during the comparable period of 1994. As of September 30, 1995, the Company had net unrealized appreciation of $620,169 on its investments compared to unrealized depreciation of $1,896,089 as of December 31, 1994. The increase in gains realized on the sale of investment securities is due to increased investment sales to take advantage of market opportunities presented by fluctuations in interest rates. The unrealized appreciation at September 30, 1995 compared to the unrealized depreciation at December 31, 1994 is in large part attributable to lower long term interest rates in effect during 1995 which increased the market value of the Company's investment portfolio.

For the quarter under review, the Company had interest income of $875,827 compared to $691,237 for the comparable period of 1994. For the nine month period ended September 30, 1995, the Company had interest income of $2,752,222 compared to $1,938,436 during the comparable period of 1994. These increases were largely attributable to increases in the amount of assets under management which offset the impact of lower interest rates.

During the quarter ended June 30, 1995, the Company began investing in non-U.S. dollar-denominated debt securities.
Forward foreign currency contracts were executed to hedge the Company's investment in such securities. At September 30, 1995, the Company had non-U.S. dollar-denominated investments with an aggregate market value of $12,328,193 based on September 30, 1995 exchange rates.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

          (b)  Financial Data Schedule.


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


Dated:    November 13, 1995