Form 10-K
period 1995-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1996-03-27
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

   [X]  Annual Report Pursuant to Section 13 or 15(d) of
        The Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1995

                                 Or

   [  ] Transition Report Pursuant to Section 13 or 15(d) of
        The Securities Exchange Act of 1934

                   Commission file number 33-6534

       MOTORS   MECHANICAL   REINSURANCE   COMPANY,   LIMITED
       (Exact name of registrant as specified in its charter)

               Barbados                  Not Applicable
    State or other jurisdiction of (I.R.S. employer incorporation or organization) identification number)

    Financial Services Centre            Not Applicable
    Bishops Court Hill                     (Zip Code)
    St. Michael, Barbados, W.I.
    (Address of principal
    executive offices)

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


        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996, was $1,830,000*.


        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                    As of March 1, 1996

        Common Stock, no-par value               2,000
        Participating Stock, no-par value       24,400


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

   The Retrocession Agreement -- Principal Agreement.   The
   Company has entered into a "quota share" retrocession agreement (the "Agreement") which became effective as of December 11, 1987. Pursuant to the Agreement, MIC retrocedes to the Company, and the Company is obligated to assume, MIC's risks in respect of policies issued by any MIC subsidiary and reinsured by MIC that cover automobile mechanical breakdown risks, to the extent that risks under such policies are attributable to an MIC Agency Account in respect of which a series of Shares is issued and outstanding. MIC retrocedes 100% of the risk and the Company receives 75% of the original gross premium, reduced by agents' commissions, if any. The remaining 25% of the gross premium is retained by MIC as a ceding commission. The Company assumes 75% of the risk with respect to these policies and MIC pays 56.25% of the gross premium at the time the policies are written. The remaining 25% of the risk is ceded to the Company and MIC pays 18.75% of the gross premium as the premiums are earned. Settlements between the Company and MIC are made quarterly.

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

   For purposes of establishing loss reserves, the Company relies upon the advice of MIC. Loss reserves are established after an annual actuarial review, based on judgments of the effects of technological change, manufacturers' warranties, and MIC's historical experience with automotive mechanical breakdown risks. Consequently, the determination of loss reserves is a process inherently subject to a number of highly variable factors. Any adjustments to reserves are reflected in the operating results for the periods in which they become known.

   The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the years ended December 31, 1995, 1994, and 1993 were 67.5%, 69.6% and 70.7% respectively.

   The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1993, 1994 and 1995:


                                            Year Ended
                                   12/31/93    12/31/94    12/31/95

    Beginning balance in
    reserves for losses          $1,622,855  $1,910,030  $2,660,270
                                  _________   _________   _________

   Add-provision for losses
    incurred related to:

      Current claim year         11,046,932  14,893,890  19,540,192

      Prior claim years           (134,249)    (63,724)   (109,160)
                                  _________    ________   _________
         Total                   10,912,683  14,830,166  19,431,032
                                 __________  __________  __________

    Deduct-paid losses
    attributable to:
      Current claim year          9,363,720  12,527,026  16,461,768

      Prior claim years           1,261,788   1,552,900   2,149,200
                                  _________   _________   _________

         Total                   10,625,508  14,079,926  18,610,968
                                 __________  __________  __________
    Ending balance in
    reserves for losses          $1,910,030  $2,660,270  $3,480,334



   The following table analyzes the development of losses and loss adjustment expenses from February 1, 1989 through December 31, 1995.

                   1/31/90    12/31/90     12/31/91     12/31/92    12/31/93    12/31/94    12/31/95


    Liability
    for unpaid
    claims and
    claims
    adjustment
    expense       $766,912    $1,075,123   $1,396,542   $1,622,855  $1,910,030  $2,660,270  $3,480,334

    Paid
    (cumulative)
    in subsequent
    year(s)       $666,866    $748,557     $  912,465   $1,261,788  $1,552,900  $2,149,200

    Estimated
    unpaid
    liability as
    of year end*     2,393      43,840        186,542      226,818     293,406     401,910
                     _____      ______        _______     ________     _______   _________
   Cumulative
   Deficiency
   (Redundancy)  $(97,653)   $(282,726)     $(297,535)   $(134,249)   $(63,724)  $(109,160)


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


   INVESTMENT INCOME

   A major source of income to an insurance company is income earned on the investment of amounts not currently required to meet losses or expenses. The principal funds available for investment by the Company come from accumulated capital, and the cumulative excess of premiums collected over losses and operating expenses paid.

   The Company's funds are invested in a manner consistent with investment guidelines that are established by the Board. The Company invests primarily in U.S. dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers, and U.S. dollar-denominated bank certificates of deposit issued by foreign banks and foreign branches of U.S. banks. Subject to the satisfaction of certain conditions, the Company may make limited investments in non-dollar denominated bonds, on a currency-hedged basis. The Company may invest only in securities and certificates which are rated at least Aa3 by Moody's or AA- by Standard & Poor's or the equivalent, or are guaranteed by such an issuer. However, certain unrated securities may also be held if, in the opinion of the investment manager, they have at least equivalent credit standing to the above rating standard. The Board reviews on a regular basis and, where appropriate, revises the investment objectives and guidelines for the Company's funds. There can be no assurance, however, as to whether a particular investment objective, once adopted, can be achieved or that adverse factors would not cause a decrease in the overall value of the Company's investment portfolio.

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

   The consideration received by the Company upon the issuance of a particular series of Shares and the Common Stock as a class are allocated to the Subsidiary Capital Account for that series or class. Items of income and expense, and losses, attributable to insurance underwriting activities are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. Investment experience, and other items of income and expense, gains and losses and distributions with respect to the Capital Stock, are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. All such accounting determinations are made using accounting principles generally accepted in the United States, unless otherwise required by the Articles.

   For purposes of the following description, items shall be "related" to the Subsidiary Capital Account for the series identified with the MIC Agency Account to which such items can be attributed.

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

   (c) Notwithstanding the foregoing, if any Subsidiary Capital Account for a series of Shares had a deficit that was allocated to and charged against the Restricted Earned Surplus or, after January 1, 1995, to the Subsidiary Capital Account for any series of Shares, then at the end of any succeeding quarter for which that account otherwise would show an account balance greater than zero, the balance is reallocated to the Restricted Earned Surplus until all reductions of that surplus attributable to that Subsidiary Capital Account have been restored and thereafter, to the Subsidiary Capital Accounts for the Shares, pro rata based on the relative amount of deficits allocated to such accounts, until all reductions of such Subsidiary Capital Accounts after January 1, 1995 have been restored.

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

   Funds drawn from the Restricted Earned Surplus or the Subsidiary Capital Accounts for the Shares in the manner described above must be restored from the Subsidiary Capital
   Account that drew the funds if at any time it returns to a positive balance.

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

   Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each Account had a balance of $7,500 representing the amount paid for the Shares of that series. During the year ended December 31, 1995, $1,883,189 of net underwriting gains and $544,838 of administrative expenses were allocated among the 241 series of Shares outstanding as of December 31, 1995, and $5,563,573 of net investment income was allocated among such series of Shares and the Common Stock.

   As of December 31, 1995, 216 series of Shares outstanding had balances greater than $7,500 (ranging from $7,559 to $431,157) and 25 of such series had balances less than $7,500 (ranging from $6,762 to zero). (The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore may not be indicative of future results.) At December 31, 1995, an aggregate of $1,281,396 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 22 Subsidiary Capital Accounts and remained outstanding at that date. In addition, at December 31, 1995, net deficits of $458,609 associated with 4 series of Shares that have been redeemed had been charged against Restricted Earned Surplus and remained outstanding at that date. As of December 31, 1995, $849,452 of aggregate deficits has been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding.

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

   The allocations of income and expense, gains and losses, and distributions described above are subject to approval by the Board, and when so approved are considered final and conclusive and will be binding on all holders of Shares for all purposes including without limitation any redemption of Shares pursuant to the Company's procedures for redemption.

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


   EMPLOYEES

   The Company does not have any full-time employees. Rather, the Company relies on Alexander Insurance Managers (Barbados) Ltd. (the "Manager") to handle its day-to-day operations. (See "Business of the Company -- Insurance Management Agreement," below.) In addition, corporate secretarial services for the Company are provided by Colybrand Company Services Limited of St. Michael, Barbados. The Board and the committees thereof, however, remain responsible for the establishment and implementation of policy decisions.


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


   INSURANCE MANAGEMENT AGREEMENT

   The Company has entered into an Insurance Management Agreement (the "Management Agreement") with the Manager, pursuant to which the Manager collects and disburses funds on behalf of the Company, provides bookkeeping, clerical, telephone, telex, and other services for the Company, and advises and consults with the Company in regard to all aspects of the Company's retrocession activities.

   Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and generally for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring mechanical breakdown and/or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships. Under the terms of the Management Agreement, the Company pays the Manager a fee based on hourly rates for services performed. For the year ended December 31, 1995, the Company paid fees to the Manager in the amount of $168,577.

   The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to its services on the Company's behalf. However, out-of-pocket expenses, such as telephone, telex, postage, travel, and other items are borne by the Company on an expense reimbursement basis.

   The Manager was incorporated in Barbados in 1984, and is an affiliate of Alexander and Alexander, an international insurance brokerage and insurance consulting firm. The Manager performs services similar to those performed for the Company for several other entities. The Manager has ten employees. In addition, the Manager may draw upon the resources of its affiliates as needed to provide the services contemplated under the Management Agreement. No employee of the Manager devotes all of his or her time to the business of the Company. However, the Manager is obligated to devote all employee time necessary to ensure the performance of the Manager's duties under the Management Agreement. The Manager is subject to the control and direction of the Board.

   The Manager has served in that capacity since 1986. The current Management Agreement became effective on March 19, 1992 and may be terminated by either party as of the end of the then current year by the giving of written notice to the other party by September 1 of that year.


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

   Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations, or transfers of securities or assets of the Company to any person who is not a resident of Barbados. The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available for a period ending December 31, 2016.


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


   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.


                              PART II

   Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

   (a) There is no public market for the Shares or the other capital stock of the Company, and none is expected to develop.
   Transfer of the Shares is restricted by the terms of a Stock
   Purchase Agreement.

   (b)  All of the common stock of the Company is held by MIC.
   As of March 1, 1996 there were 422 holders of Shares of record, representing 244 series of Shares.

   (c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In April of 1995, 1994 and 1993, the Company declared dividends of $1,188,614, $2,156,304 and $2,021,504. These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.


   Item 6.   SELECTED FINANCIAL DATA

   The following selected financial data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 have been derived from financial statements audited by Deloitte & Touche, independent chartered accountants, whose report with respect to their audits of the financial statements as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 is included elsewhere herein.


                                         December 31

                  1995         1994          1993         1992         1991

    Premiums
    Assumed    $44,084,952  $38,371,896  $27,779,063   $19,386,455  $16,784,405

    Premiums
    Earned     $28,800,689  $21,316,685  $15,429,611   $13,005,184  $10,292,788

    Net
    Investment
    Income       5,563,573    1,227,816    2,700,242     2,522,712    1,792,947
                 _________    _________    _________     _________    _________
    Total
    Income      34,364,262   22,544,501   18,129,853    15,527,896   12,085,735

    Less
    Losses
    and
    Expenses    27,462,338   20,825,943   15,425,146    12,020,682   10,165,350
                __________   __________   __________    __________   __________

    Net
    Income*     $6,901,924   $1,718,558   $2,704,707    $3,507,214   $1,920,385

    Dividends
    Per Common
    Share                0            0            0             0            0

    Total
    Assets     $91,526,976  $66,012,284  $50,359,633   $36,847,490  $28,124,056

    Total
    Policy
    Reserves
    and Other
    Liabilities 76,350,313   60,246,641   42,430,269    29,777,783   23,148,003

    Stock-
    holders'
    Equity      15,176,663    5,765,643    7,929,364     7,069,707    4,976,053

    Dividends
    Paid on
    Particip-
    ating
    Shares       1,188,614    2,156,304    2,021,504     1,021,705      150,317



   */   Information as to earnings per share is not provided
   inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See Note 2 to the financial statements.


   Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   Liquidity. The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company. Although losses are expected to increase due to the increased level of premiums assumed in each preceding year and the anticipated incidence of claims following the expiration of manufacturers' warranties, available funds from the sources identified above have also grown. Net cash provided by operating activities has increased to $16,418,640 in 1995 and $14,960,494 in 1994 from $11,550,335 in 1993. The
   Company believes that such funds will be sufficient to meet its liquidity requirements in 1996 and in future years to which its reinsurance liabilities extend. No capital expenditures are expected during the next few years.

   The Company had unearned premium reserves of $72,752,532 as of December 31, 1995, and $57,468,269 as of December 31, 1994.
   These amounts are attributable to the long-term nature of the contracts sold. Such contracts may extend for up to 72 months from date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has little risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until such expiration. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.

   On April 6, 1995, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $1,188,614. See "Market For Registrant's Common Equity And Related Stockholder Matters" for a discussion of dividends paid and legal restrictions on the payment of dividends.

   Capital Resources. Capitalization of the Company, as of December 31, 1995, was comprised of paid-in capital with respect to the Common Stock of $200,000, paid-in capital with respect to the Shares of $1,807,500 (compared with $1,665,000 and $1,417,500 as of December 31, 1994 and 1993,
   respectively), and earnings retained for use in the business of $11,517,542. Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 1996, the Company's required minimum net assets computed in accordance with Barbados law was approximately $3,380,069, compared to total capital and retained earnings computed for purpose of Barbados law of $ 13,525,042.

   Results of Operations. During the year ended December 31, 1995, the Company had net income of $6,901,924 compared to $1,718,558 and $2,704,707 for the years ended December 31, 1994 and 1993, respectively. As described below, the increase in net income during 1995 compared to the previous year was the result of realized gains on the sale of investments, increases in interest earned and improved underwriting results. The reduction in net income during 1994 compared to the previous year was the result primarily of realized losses on the sale of investments.

   The Company had net underwriting income of approximately $1,338,351 in 1995 compared to $490,742 and $4,465 for the years ended December 31, 1994 and 1993, respectively. The increase in underwriting income during 1995 was the result of an increase in the amount of premiums earned coupled with a modest improvement in the loss ratio (the ratio of losses incurred to premiums earned). During 1995, the Company had earned premiums of $28,800,689 compared to $21,316,685 and $15,429,611 during 1994 and 1993, respectively. Increased premium income has been generated by the issuance of additional series of Shares during the year ended December 31, 1995, and the continuing flow of reinsurance premiums from series issued in prior years. During 1995, the Company issued 20 new series of Shares and redeemed 1 series of Shares for a net increase of 19 series. There were a total of 241 series outstanding at December 31, 1995 compared to 222 and 189 series of Shares outstanding at December 31, 1994 and 1993, respectively.

   The Company incurred losses and expenses during the year ended December 31, 1995 of $27,462,338 compared with $20,825,943 and
   $15,425,146 for the years ended December 31, 1994 and 1993, respectively. Expenses in 1995 were comprised of provisions for losses incurred of $19,431,032, ceding commissions and excise taxes of $7,486,469 and operating expenses of $544,837. Losses incurred in 1994 and 1993 were $14,830,166 and $10,912,683 respectively. The loss ratio for the year ended December 31, 1995 was 67.5% compared to 69.6% and 70.7% for the years ended December 31, 1994 and 1993, respectively.

   The Company incurred operating expenses during the year ended December 31, 1995 of $544,837 compared to $455,238 and $503,178 for the years ended December 31, 1994 and 1993, respectively. MIC has agreed to pay directly certain costs of registering and issuing shares if such costs can not be allocated to the Subsidiary Capital Account for the Common Stock. In 1995 and 1994, $171,079 and $162,989, respectively, of such costs were paid directly by MIC. For the year ended December 31, 1993, $74,461 of such costs were paid by the Company and allocated to the Subsidiary Capital Account for the Common Stock.

   Investment income in 1995 was $5,563,573 compared to $1,227,816 and $2,700,242 for the years ended December 31, 1994 and 1993, respectively. The increase in investment income during 1995 compared to 1994 was attributable to realized gains on the sale of investment securities and an increase in interest earned. The decrease in investment income during 1994 compared to 1993 was primarily attributable to realized losses on the sale of investment securities which offset an increase in interest earned. The sale of investment securities for the year ended December 31, 1995 resulted in realized gains of $1,857,519 compared to realized losses of $1,543,358 for the year ended December 31, 1994, and realized gains of $872,313 for the year ended December 31, 1993. The realized gains during 1995 were due to increased sales of investment securities to take advantage of market opportunities presented by fluctuations in interest rates.
   The realized losses on the sale of investment securities during 1994 resulted from changes in interest rates which adversely affected the market values of the Company's investment portfolio. Interest earned for the year ended December 31, 1995 was $3,706,054 compared to $2,771,174 and
   $1,827,929 for the years ended December 31, 1994 and 1993, respectively. The increase in interest earnings during 1995 was largely a result of an increase in the amount of assets under management which offset the impact of lower interest rates.

   Unrealized appreciation on investment securities held at December 31, 1995 was $1,651,621 compared to unrealized depreciation at December 31, 1994 of $1,896,089. The unrealized appreciation as of December 31, 1995 compared to the unrealized depreciation as of December 31, 1994 is in large part attributable to lower long term interest rates in effect during 1995 which increased the market value of the Company's investment portfolio.

   At December 31, 1995, approximately 78.5% of the Company's investments are in U.S. dollar-denominated fixed-income securities. Approximately 21.5% of the Company's investments are in non-U.S. dollar-denominated bonds, on a currency-hedged basis. The Company's investment manager seeks to identify non-U.S. dollar-denominated investments that offer a higher rate of return (net of hedging costs) than would be available in the market for similarly rated U.S. dollar-denominated bonds. The Company's investment guidelines do not permit the use of financial instrument derivatives in managing interest rate risk. The instruments used to hedge non-U.S. dollar-denominated investments involve, to varying degrees, elements of credit risk in the event a counterparty should default on its obligation under the hedge instrument. Such credit risk is managed through the selection of financially sound counterparties and periodic monitoring of counterparty financial condition.

   Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the Policies. As of December 31, 1995, the Company had furnished such a letter of credit in the amount of $58,050,000.

   Accounting Change. FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" is effective for years beginning after December 15, 1993 and required the Company to classify its securities holdings into three categories (trading, available for sale, and held to maturity). The Company adopted Statement No. 115 in 1994 and classified its securities portfolio as available for sale. Adoption of the statement did not have a material effect on the Company's financial position and results of operations.


   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                     Page
   1.   Independent Auditors' Report...................

   2.   Balance Sheets, December 31
          1995 and 1994................................

   3.   Statements of Income and Retained
          Earnings for the years ended
          December 31, 1995, 1994 and 1993 ............

   4.   Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993 ............

   5.   Notes to Financial Statements..................



                    INDEPENDENT AUDITORS' REPORT


   To the Stockholders of
   Motors Mechanical Reinsurance Company, Limited
   Financial Services Centre
   Bishops Court Hill
   St. Michael, Barbados


   We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited as of December 31, 1995 and 1994 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with accounting principles generally accepted in the United States of America.

                                 s/DELOITTE & TOUCHE
                                 CHARTERED ACCOUNTANTS


   Bridgetown, Barbados
   March 1, 1996




           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                           BALANCE SHEETS
                     DECEMBER 31, 1995 AND 1994

                    (Expressed in U.S. Dollars)

                                              1995          1994

    ASSETS

      Investments                      $59,898,265   $42,903,056
      Cash and cash
        equivalents                      7,093,106     3,303,060

      Accrued investment income          2,532,813     1,559,195
      Due from Motor Insurance
        Corporation                      3,095,587     3,315,506

      Deferred acquisition costs        18,907,205    14,931,467
                                        __________    __________

    Total Assets                       $91,526,976   $66,012,284


    LIABILITIES AND STOCKHOLDERS'
    EQUITY

    LIABILITIES

      Unearned premiums                $72,752,532   $57,468,269
      Loss reserves                      3,480,334     2,660,270

      Accrued liabilities                  117,447       118,102
                                           _______       _______
      Total Liabilities                 76,350,313    60,246,641
                                        __________    __________


    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
      Share capital

       Common stock - no par value;
         Authorized - 2,000 shares;
         issued and outstanding -
         2,000 shares                      200,000       200,000
       Participating stock - no par
        value;
         Authorized - 100,000 shares;
         issued and outstanding -
         24,100 shares at December
         31, 1995 and 22,200 shares
         at December 31, 1994            1,807,500     1,665,000
                                         _________     _________

                                         2,007,500     1,865,000

      Retained earnings                 11,517,542     5,796,732
      Unrealized appreciation
       (depreciation) on
       investments                       1,651,621   (1,896,089)
                                         _________   ___________

      Total Stockholders' Equity        15,176,663     5,765,643
                                        __________     _________
    Total Liabilities and
      Stockholders' Equity             $91,526,976   $66,012,284

   The accompanying notes form an integral part of these financial statements.



           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
             STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                    (Expressed in U.S. Dollars)


                               1995            1994            1993

   INCOME
     Reinsurance
      premiums assumed       $44,084,952      $38,371,896     $27,779,063

    Increase in
     unearned premiums      (15,284,263)     (17,055,211)    (12,349,452)
                            ____________     ____________    ____________
    Premiums earned           28,800,689       21,316,685      15,429,611
                              __________       __________      __________

    Investment income:
      Interest earned          3,706,054        2,771,174       1,827,929

      Realized gains
       (losses) on
       investments             1,857,519      (1,543,358)         872,313
                               _________      ___________         _______
    Investment income -
     net                       5,563,573        1,227,816       2,700,242
                               _________        _________       _________

   TOTAL INCOME               34,364,262       22,544,501      18,129,853
                              __________       __________      __________

   EXPENSES

    Acquisition costs          7,486,469        5,540,539       4,009,285
    Losses paid               18,610,968       14,079,926      10,625,508

    Increase in loss
     reserves                    820,064          750,240         287,175

    Administrative
     expenses:

      Related Parties            174,443          171,135         168,933

      Other                      370,394          284,103         334,245
                                 _______          _______         _______
   TOTAL EXPENSES             27,462,338       20,825,943      15,425,146
                              __________       __________      __________

   NET INCOME                  6,901,924        1,718,558       2,704,707

   RETAINED EARNINGS,
     beginning of year         5,796,732        6,211,978       5,528,775

   LESS: DIVIDENDS           (1,188,614)      (2,156,304)     (2,021,504)

   ADD: REDEMPTION OF
     PARTICIPATING STOCK           7,500           22,500              -
                                   _____           ______            ____
   RETAINED EARNINGS,
     end of year             $11,517,542      $ 5,796,732     $ 6,211,978



   The accompanying notes form an integral part of these financial statements.


           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                      STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                    (Expressed in U.S. dollars)


                                  1995         1994          1993
   CASH FLOWS FROM
   OPERATING ACTIVITIES:

   Reinsurance premiums
   collected               $42,818,628  $35,580,944   $26,933,330

   Losses and
   underwriting expenses
   paid                   (28,599,428) (22,168,851)  (16,977,784)

   Administrative
   expenses paid             (540,841)    (527,767)     (490,616)

   Investment income
   received                  2,740,281    2,076,168     2,085,405
                             _________    _________     _________


   Net cash provided by
   operating activities     16,418,640   14,960,494    11,550,335
                            __________   __________    __________


   CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Purchases of
   investment securities (182,526,749) (70,748,944)  (49,834,608)

   Sales and maturities
   of investment
   securities              170,936,769   54,189,043    45,038,810
                           ___________   __________    __________

   Net cash invested      (11,589,980) (16,559,901)   (4,795,798)
                          ____________ ____________   ___________


   CASH FLOWS FROM
   FINANCING ACTIVITIES:
   Proceeds from
   issuance of
   Participating Stock         150,000      270,000       345,000

   Dividends paid          (1,188,614)  (2,156,304)   (2,021,504)
                           ___________  ___________   ___________

   Net cash used in
   financing activities    (1,038,614)  (1,886,304)   (1,676,504)
                           ___________  ___________   ___________


   INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS               3,790,046  (3,485,711)     5,078,033

   CASH AND CASH
   EQUIVALENTS,
   beginning of year         3,303,060    6,788,771     1,710,738
                             _________    _________     _________

   CASH AND CASH
   EQUIVALENTS, end of
   year                    $ 7,093,106  $ 3,303,060   $ 6,788,771


   RECONCILIATION OF NET
   INCOME TO NET CASH
   PROVIDED BY OPERATING
   ACTIVITIES:

   Net income              $ 6,901,924  $ 1,718,558   $ 2,704,707

   Realized losses
   (gains) on
   investments             (1,857,519)    1,543,358     (872,313)

   Change in:

   Accrued investment
   income                    (973,618)    (698,005)       254,177

   Due from Motors
   Insurance Corporation       219,919    (983,528)        24,630

   Deferred acquisition
   costs                   (3,975,738)  (4,436,261)   (3,213,352)

   Unearned premiums        15,284,263   17,055,211    12,349,452

   Loss reserves               820,064      750,240       287,175

   Accrued liabilities           (655)       10,921        15,859
                                 _____       ______        ______


   NET CASH PROVIDED BY
   OPERATING ACTIVITIES    $16,418,640  $14,960,494   $11,550,335


   The accompanying notes form an integral part of these financial statements.




           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                 NOTES TO THE FINANCIAL STATEMENTS

                    (Expressed in U.S. Dollars)


   Note 1.   OPERATIONS

             The Company is incorporated under the laws of Barbados and is a licensed insurer under the Exempt
             Insurance Act, 1983, and amendments thereto.

             All of the common stock of the Company is owned by Motors Insurance Corporation ("MIC"). MIC is an indirect wholly-owned subsidiary of General Motors Corporation. The principal activity of the Company is the assumption of automobile mechanical breakdown risks arising under insurance policies reinsured by MIC and attributable to an MIC Agency Account in respect of which shares of Participating Stock are issued and outstanding. All premiums received were derived from MIC.

   Note 2.   PRINCIPAL ACCOUNTING POLICIES

             Basis of Presentation

             The financial statements are stated in United States dollars and are prepared in conformity with accounting principles generally accepted in the United States of America.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

             Taxation

             The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes for a period ending December 31, 2016.

             Stockholders who are United States residents are taxed in the United States on their share of the Company's income on a deemed distribution basis.

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


             The cost and fair value of investments in debt securities are as follows:


                             Gross         Gross
                           Unrealized   Unrealized
                  Cost    Appreciation Depreciation   Fair Value

   December
   31, 1995:

   Debt
   securities
   issued by
   foreign
   governments
   and their
   agencies    $56,243,544  $1,711,611     $(135,765) $57,819,390

   Debt
   securities
   issued by
   supra-
   nationals     2,003,100      75,775             --   2,078,875
                 _________      ______             __   _________

   Total       $58,246,644  $1,787,386     $(135,765) $59,898,265


   December
   31, 1994:

   Debt
   securities
   issued by
   foreign
   governments
   and their
   agencies    $31,233,934     $23,323   $(1,324,106) $29,933,151

   Debt
   securities
   issued by
   supra-
   nationals    13,565,211          --      (595,306) $12,969,905
                __________          __      _________ ___________

   Total       $44,799,145     $23,323   $(1,919,412) $42,903,056



   Note 3.   INVESTMENTS (Cont'd)

             The cost and fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                           Cost      Fair Value
             Due after one year
               through five years     $40,242,673    $41,233,791

             Due after five years
               through ten years       18,003,971     18,664,474
                                      ___________    ___________

                                      $58,246,644    $59,898,265


             In 1995, gross gains of $3,147,972 and gross losses of $1,290,453 were realized. In 1994, gross gains of $150,704 and gross losses of $1,694,062 were realized. In 1993, gross gains of $964,613 and gross losses of $92,300 were realized.

             The following summarizes net unrealized appreciation
             (depreciation) on investments:

             Balance, December 31, 1992         $  268,432
             Net depreciation                     (168,546)
                                                ___________

             Balance, December 31, 1993         $   99,886
             Net depreciation                   (1,995,975)
                                                ___________

             Balance, December 31, 1994         $(1,896,089)
             Net appreciation                   $ 3,547,710
                                                ___________

             Balance, December 31, 1995         $ 1,651,621


             The investment portfolio is comprised of diverse debt securities which do not result in any concentration of credit risk. At December 31, 1995, approximately 78.5% of the Company's investments are denominated in U.S. dollars and 21.5% are in non-U.S. dollar denominated securities on a currency-hedged basis.

             The Company uses forward currency contracts to hedge its exposure to changes in currency exchange rates relating to its investments denominated in currencies other than the U.S. dollar. The contracts provide for settlement in U.S. dollars in the future. Credit risk is managed by dealing with financially-sound counterparties. Market risk is mitigated because the forward contracts hedge corresponding non-U.S. dollar investments. The notional amount of forward contracts outstanding at December 31, 1995, all of which mature in 1996, was $11,017,000.


   Note 4.   RESERVES FOR UNPAID LOSSES

   The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1995, 1994 and 1993:


                              1995           1994            1993

   Beginning
   balance in
   reserves for
   losses               $2,660,270     $1,910,030      $1,622,855
                        __________     __________      __________

   Add-provision
   for losses
   incurred
   related to:

     Current claim
     year               19,540,192     14,893,890      11,046,932

     Prior claim
     years               (109,160)       (63,724)       (134,249)
                         _________       ________       _________
        Total           19,431,032     14,830,166      10,912,683
                        __________     __________      __________

   Deduct-paid
   losses
   attributable
   to:

     Current claim
     year               16,461,768     12,527,026       9,363,720

     Prior claim
     years               2,149,200      1,552,900       1,261,788
                         _________      _________       _________

        Total           18,610,968     14,079,926      10,625,508
                        __________     __________      __________


   Ending balance
   in reserves for
   losses               $3,480,334     $2,660,270      $1,910,030



   As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 1995, 1994 and 1993 decreased by $109,160, $63,724 and $134,249, respectively, because of lower than expected claims.


   Note 5.   STOCKHOLDERS' EQUITY

             All of the Company's Common Stock is held by MIC. A prospectus dated July 12, 1994 is offering 12,000 shares of Participating Stock to persons certified by owners of certain motor vehicle franchises. The offering consists of 120 series of 100 shares each at a price of $75 per share.

             During 1995, 20 additional series of 100 shares of Participating Stock were issued as compared with 36 for the year ended December 31, 1994. In addition, in 1995 the Board of Directors redeemed 1 series of 100 shares that had a substantial accumulated deficit. As a result of the redemption, $7,500 was transferred from the Participating Stock to retained earnings to eliminate the capital account and accumulated deficit of that series.

             In the years ended December 31, 1995, 1994 and 1993, costs in the amount of $171,079, $162,989 and $74,461, respectively, were incurred in the sale of Participating Stock. The Common Stockholder reimbursed the Company directly for these expenses in 1995 and 1994. During 1993, these amounts were expensed by the Company and allocated to the account of the Common Stockholder.

             The holder of Common Stock is entitled to elect five directors, at least one of whom must be a resident of Barbados. The holder of Common Stock has no right to vote with respect to liquidation of the Company. The holder generally has the sole right to vote on matters not specifically reserved to Participating Stock.

             The holders of Participating Stock as a class are entitled to elect one director. Generally, liquidation of the Company requires approval by at least 75% of the outstanding shares of this class. Any redemption of a series of shares requires a vote of the Board provided that the director representing holders of the Participating Stock votes in favor of the redemption. Any changes in the Company's Articles of Incorporation or By-Laws require the approval of a majority of the shares of Participating Stock present and voting together with a majority of the shares of Common Stock.

             From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 1994, $7,500 was held in escrow.


   Note 6.   REINSURANCE PREMIUMS

             Under the provisions of the retrocession agreement, the Company will receive additional cessions of $24,250,844 ($19,156,090 at December 31, 1994)
             relating to premiums written by Motors Insurance Corporation but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.


   Note 7.   LETTERS OF CREDIT

             The Company has provided an irrevocable letter of credit to MIC, in the amount of $58,050,000 to collateralize the amounts recoverable from the Company related to the business ceded. Cash equivalents and investments are assigned to collateralize the letter of credit.


   Note 8.   RETAINED EARNINGS

             Items of income or loss and premiums and expenses attributable to insurance underwriting activities are determined as of the end of each calendar quarter and are allocated to the Participating Stockholders' capital accounts.

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

             Dividends may be declared and paid at the discretion of the Company's Board of Directors subject to the right of holders of participating stock to receive minimum dividends. The minimum annual dividend payable on each share shall be such shares pro rata portion of an amount equal to twenty percent of the net income, if any, for the preceding year attributable to the subsidiary capital account associated with the series of which that share is part.

             Barbados law requires that the Company maintain a minimum capitalization based generally on the amount of premiums earned in the preceding year. At January 1, 1996, the Company's required minimum capital computed in accordance with Barbados law was approximately $3,380,000.

             Retained earnings applicable to the Common and Participating Stockholders are comprised of the following:


                              Common     Participating    Total

   Balance, December 31,
   1992                       $208,880    $5,319,895   $5,528,775

   Net income (loss) for
   the year                   (41,909)     2,746,616    2,704,707

   Net transfers             (175,245)       175,245           --

   Dividends paid                   --   (2,021,504)  (2,021,504)
                                 _____   ___________  ___________
   Balance (Deficit),
   December 31, 1993           (8,274)     6,220,252    6,211,978

   Net income (loss) for
   the year                    (7,536)     1,726,094    1,718,558

   Net transfers              (37,410)        37,410

   Dividends paid                   --   (2,156,304)  (2,156,304)

   Redemption of
   participating stock              --        22,500       22,500
                                 _____        ______       ______
   Balance (Deficit)
   December 31, 1994          (53,220)     5,849,952    5,796,732

   Net income (loss) for
   the year                     18,627     6,883,297    6,901,924

   Net transfers                23,732      (23,732)           --

   Dividend paid                    --   (1,188,614)  (1,188,614)

   Redemption of
   participating stock              --         7,500        7,500
                                    __         _____        _____
   Balance (Deficit)
   December 31, 1995         $(10,861)   $11,528,403  $11,517,542




                              PART III


   Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on April 6, 1995 and one director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:

                                      POSITION WITH THE COMPANY
                                      (AND OTHER EMPLOYMENT
   NAME                          AGE  DURING PAST FIVE YEARS)



   John D. Finnegan...........   47   Chairman and Chief
                                      Executive Officer and
                                      Director (Treasurer,
                                      General Motors Corporation,
                                      December 1995; Executive
                                      Vice President & Chief
                                      Financial Officer, General
                                      Motors Acceptance
                                      Corporation ("GMAC") June
                                      1992; Assistant Treasurer
                                      and Funds Officer, GMAC,
                                      1987-1992).

                                      Mr. Finnegan became
                                      Chairman and Chief
                                      Executive Officer and
                                      Director in April of 1995.

   William B. Noll.............  53   President and Director
                                      (Executive Vice President &
                                      Chief Financial Officer,
                                      Motors Insurance
                                      Corporation ("MIC") March
                                      1993; Group Vice-President,
                                      MIC, 1991-1993; Vice
                                      President, MIC, 1989-1990).

                                      Mr. Noll became President
                                      and Director in April of
                                      1995.

   Louis S. Carrio, Jr........   52   Vice-President and Director
                                      (Vice-President, MIC).

                                      Mr. Carrio became a
                                      Director and was appointed
                                      Vice-President in 1991.

   Bernard J. Buselmeier.......  40   Vice-President and Director
                                      (Vice-President and
                                      Treasurer, MIC, March 1993;
                                      Treasurer, MIC, 1989-1993)

                                      Mr. Buselmeier became Vice-
                                      President and Director in
                                      April of 1995.

   Peter R. P. Evelyn ........   54   Director (Attorney, Evelyn,
                                      Gittens & Farmer, a
                                      Barbados law firm).

                                      Mr. Evelyn has been a
                                      Director since 1986.

   Henry Faulkner, III.........  46   Director (President,
                                      Faulkner Saturn of Trevose)

                                      Mr. Faulkner became a
                                      Director in April of 1995.

   Ronald W. Jones ...........   43   Vice-President, Finance
                                      (Managing Director,
                                      Alexander Insurance
                                      Managers (Barbados) Ltd.).

                                      Mr. Jones has served as
                                      Vice-President, Finance
                                      since 1987.

   Michael B. Boyce...........   55   Secretary (Principal,
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


   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

   MIC owns all of the issued and outstanding shares of the Common Stock of the Company, which consists of 2,000 shares.
   Henry Faulkner, III, a director, owns 80 shares of Participating Stock as a custodian.


   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION



                              Part IV

   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
   ON FORM 8-K

        (a)  Index to Document List

             (1)  Financial Statements

                  The following are included in Item 8:

                  (i)       Independent Auditors' Report.

                  (ii)      Balance Sheets, December 31, 1995 and
                            1994.

                  (iii)     Statements of Income and Retained
                            Earnings for the years ended December
                            31, 1995, 1994 and 1993.

                  (iv)      Statements of Cash Flows for the
                            years ended December 31, 1995,1994,
                            and 1993.

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

             20(a) Proxy solicitation materials sent to shareholders in connection with annual meeting held on April 6, 1995, filed by reference to Exhibit 20(b) to Annual Report on Form 10-K, File No. 33-6534, for the year ended December 31, 1994.

             20(b)     Proxy solicitation materials sent to
                       shareholders in connection with annual
                       meeting to be held on April 11, 1996.

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

        (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 1995 have been filed.



                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.


                            MOTORS MECHANICAL REINSURANCE
   COMPANY, LIMITED
                                      (Registrant)

                                  By s/Ronald W. Jones
                                     Ronald W. Jones
                                     Vice-President, Finance


                                  Date:  March 13, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                Title               Date


   s/John D. Finnegan       Chairman and Chief  March 18, 1996
     John D. Finnegan       Executive Officer
                            and Director

   s/William B. Noll        President and       March 18, 1996
     William B. Noll        Director


   s/Louis S. Carrio, Jr.   Vice-President      March 15, 1996
     Louis S. Carrio, Jr.   and Director


   s/Bernard J. Buselmeier  Vice-President      March 15, 1996
     Bernard J. Buselmeier  and Director


   s/Peter R. P. Evelyn     Director            March 14, 1996
     Peter R. P. Evelyn


   s/Ronald W. Jones        Vice-President,     March 13, 1996
     Ronald W. Jones        Finance, Principal
                            Financial and
                            Accounting Officer


        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
   FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANT WHICH
   HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE
   ACT

        Proxy solicitation materials were sent to shareholders in connection with the annual meeting held on April 6, 1995, and in connection with the 1996 annual meeting, to be held on April 11, 1996.