Form 10-Q
period 1996-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1996-05-15
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON. D.C.  20549
                            FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarterly period ended        March 31, 1996
                           _____________________________

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                 Yes  X    No
                    _____    _____


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     As of March 31, 1996

  Common Stock, no par-value                  2,000
  Participating Stock, no par-value          24,600


     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          1.   Balance Sheets, March 31, 1996 and December 31,
               1995.

          2. Statements of Income and Retained Earnings for the three month periods ended March 31, 1996 and March
               31, 1995.

          3. Statements of Cash Flows for the three month periods ended March 31, 1996 and March 31, 1995.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.


          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                          BALANCE SHEETS
                   (Expressed in U.S. Dollars)

                                     March 31,
                                       1996       December 31,
                                    (unaudited)       1995
                                   ____________  ____________
ASSETS
     Investments                   $57,157,852    $59,898,265
     Cash and cash equivalents      13,788,561      7,093,106
     Accrued investment income       1,184,572      2,532,813
     Due from Motors Insurance
       Corporation                   2,772,721      3,095,587
     Deferred acquisition costs     19,655,241     18,907,205
                                   ___________    ___________

     Total Assets                  $94,558,947    $91,526,976
                                   ___________    ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
      Unearned premiums            $75,627,858    $72,752,532
      Loss reserves                  3,592,461      3,480,334
      Accrued liabilities              171,338        117,447
                                   ___________    ___________

      Total liabilities             79,391,657     76,350,313
                                   ___________    ___________

     STOCKHOLDERS' EQUITY
      Share Capital
        Common Stock - no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000 shares                 200,000        200,000

       Participating Stock - no par
          value; Authorized - 100,000
          shares; issued and outstand-
          ing - 24,600 shares as of
          March 31, 1996 and
          24,100 shares as of
          December 31, 1995          1,845,000      1,807,500
                                   ___________    ___________
                                     2,045,000      2,007,500

       Retained Earnings            13,533,910     11,517,542

       Unrealized (depreciation)
          appreciation on
          investments                 (411,620)     1,651,621
                                   ___________    ___________

       Total Stockholders' Equity   15,167,290     15,176,663
                                   ___________    ___________

       Total Liabilities and
            Stockholders' Equity   $94,558,947    $91,526,976
                                   ___________    ___________


          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
     STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
      MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                           (UNAUDITED)
                   (Expressed in U.S. Dollars)

                                    Three Month Periods Ended
                                            March 31,
                                        1996          1995
                                   ____________   ____________
INCOME

  Reinsurance premiums assumed     $11,112,677      9,642,726
  Increase in unearned premiums      2,875,326      3,330,337
                                    __________     __________

  Premiums earned                    8,237,351      6,312,389
                                    __________     __________

  Investment income
     Interest earned                   984,112        898,990
     Realized gains (losses)
       on investments                  753,461       (529,709)
                                    __________     __________

  Investment income                  1,737,573        369,281
                                    __________     __________

TOTAL INCOME                         9,974,924      6,681,670
                                    __________     __________

EXPENSES

  Acquisition costs                  2,141,294      1,640,774
  Losses paid                        5,534,349      4,271,649
  Increase in loss reserves            112,127         96,159
  Administrative expenses
     Related Parties                    48,791         69,517
     Other                             121,995        113,154
                                    __________     __________

TOTAL EXPENSES                       7,958,556      6,191,253
                                    __________     __________

NET INCOME                           2,016,368        490,417

RETAINED EARNINGS,
  beginning of period               11,517,542      5,796,732
                                    __________      _________

RETAINED EARNINGS,
  end of period                    $13,533,910     $6,287,149
                                   ___________     __________


          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
    STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
          MARCH 31, 1996 AND MARCH 31, 1995 (UNAUDITED)
                   (Expressed in U.S. Dollars)

                                         Three month periods ended
                                                 March 31,
                                          1996             1995
                                       ___________     ___________
Cash flows from operating activities:
  Reinsurance premiums assumed         $11,119,421      $9,853,097
  Losses and underwriting
     expenses paid                      (8,091,789)     (6,618,043)
  Administrative expenses paid            (133,654)        (97,698)
  Investment income received             2,333,344       1,241,656
                                        __________     ___________

Net cash provided by
   operating activities                  5,227,322       4,379,012
                                        __________     ___________

Cash flows from investing activities:
   Purchases of investment securities  (54,464,499)    (38,556,681)
   Sales and maturities of
       investment securities            55,895,132      38,940,052
                                        __________     ___________
Net cash invested                        1,430,633         383,371
                                        __________     ___________

Cash flows from financing activities:
   Proceeds from issuance of
     Participating stock                    37,500          67,500
                                        __________     ___________
Net cash provided by financing
   activities                               37,500          67,500
                                        __________     ___________

Increase in cash and cash
   equivalents                           6,695,455       4,829,883
Cash and cash equivalents, beginning
  of period                              7,093,106       3,303,060
                                        __________     ___________
Cash and cash equivalents, end
  of period                            $13,788,561     $ 8,132,943
                                       ___________     ___________

Reconciliation of net income to net cash
   provided by operating activities:
   Net income                           $2,016,368     $   490,417
   Realized losses (gains) on
     investments                          (753,461)        529,709
   Change in:
       Accrued investment income         1,348,241         341,668
       Due from Motors Insurance
         Corporation                       322,866         349,408
       Deferred acquisition costs         (748,036)       (866,362)
       Prepaid expenses                          0          (1,875)
       Unearned premiums                 2,875,326       3,330,337
       Loss reserves                       112,127          96,159
       Accrued liabilities                  53,891         109,551
                                        __________     ___________

Net cash provided by
   operating activities                 $5,227,322     $ 4,379,012
                                        __________     ___________


Item 2.   Management's Discussion And Analysis of Financial
Condition And Results of Operations

Liquidity. It is anticipated that the Company will continue to be able to generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings plus proceeds from the sale of Shares will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No capital expenditures are expected in the forseeable future.

On April 11, 1996, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $4,007,483.

Capital Resources. As of March 31, 1996, the share capital of the Company was $2,045,000 (compared with $2,007,500 as of December 31, 1995) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,845,000 (compared with $1,807,500 as of December 31, 1995). In addition, the Company had surplus from retained earnings in the amount of $13,533,910 as of March 31, 1996 compared with $11,517,542 as of December 31, 1995.

Results of Operations. During the quarter ended March 31, 1996, the Company had net income of $2,016,368, compared with net income of $490,417 for the quarter ended March 31, 1995.

Net premium volume continues to increase as additional participants are added to the program. During the quarter ended March 31, 1996, 5 new series of Shares were added bringing the total number of series issued and outstanding to 246 as of the end of the quarter. Premiums earned increased during the quarter ended March 31, 1996 by $1,924,962 over the comparable period of 1995 and were $8,237,351.

Expenses incurred during the quarter ended March 31, 1996 were $7,958,556 compared to $6,191,253 for the comparable quarter of 1995. Net underwriting income for the quarter ended March 31, 1996 was $278,795 compared to $121,136 for the comparable period in 1995. The ratio of losses incurred to premiums earned for the quarter under review was 68.6% compared to 69.2% for the comparable period in 1995.

Investment income for the quarter under review was $1,737,573 compared to $369,281 for the quarter ended March 31, 1995.
During the quarter under review, the Company realized gains on the sale of investment securities of $753,461 compared to losses of $529,709 on the sale of investment securities during the comparable period of 1995. As of March 31, 1996, the Company had net unrealized depreciation of $411,620 on its investments compared to unrealized appreciation of $1,651,621 as of December 31, 1995. The realized gains in the 1996 quarter resulted from the sale of investment securities to take advantage of market opportunities. The realized losses in the 1995 quarter resulted from the sale of securities, the value of which had been adversely affected by increases in interest rates during that quarter. The unrealized depreciation at March 31, 1996 compared to the unrealized appreciation at December 31, 1995 is in large part attributable to the sale of appreciated investment securities during the quarter coupled with a reduction in the value of the Company's investment portfolio resulting from increases in global bond interest rates since December 31, 1995.

For the quarter, the Company had interest income of $984,112 compared to $898,990 for the comparable period of 1995. This increase was primarily attributable to increases in the amount of assets under management which offset the impact of lower interest rates compared to the comparable period of 1995.


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


Dated: May 10, 1996