Form 10-Q
period 1996-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1996-08-05
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON. D.C.  20549
                            FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended        June 30, 1996
                           ____________________________

_____Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________  to  _________

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

                           (246) 436-4895
_________________________________________________________________
        (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X    No
                    _____    _____


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     As of June 30, 1996
            _____                     ___________________

  Common Stock, no par-value                  2,000
  Participating Stock, no par-value          24,500

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          1.   Balance Sheets, June 30, 1996 and December 31,
               1995.

          2. Statements of Income and Retained Earnings for the three month periods ended June 30, 1996 and 1995 and the six month periods ended June 30, 1996 and 1995.

          3. Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995.

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


          MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                          BALANCE SHEETS
                   (Expressed in U.S. Dollars)

                                              June 30,1996    December 31,
                                               (unaudited)         1995
                                             _____________    ____________

ASSETS
     Investments                               $58,271,378     $59,898,265
     Cash and cash equivalents                  11,185,096       7,093,106
     Accrued investment income                   1,763,458       2,532,813
     Due from Motors Insurance Corporation       3,393,389       3,095,587
     Deferred acquisition costs                 20,471,787      18,907,205
     Prepaid expenses                               28,223               0
                                               ___________     ___________

     Total Assets                              $95,113,331     $91,526,976
                                               ___________     ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
       Unearned premiums                       $78,767,072     $72,752,532
       Loss reserves                             3,826,410       3,480,334
       Accrued liabilities                         163,444         117,447
                                               ___________     ___________

     Total liabilities                          82,756,926      76,350,313
                                               ___________     ___________

     STOCKHOLDERS' EQUITY

       Share Capital
         Common Stock - no par value;
           Authorized - 2,000 shares;
           issued and outstanding -
           2,000                                   200,000         200,000

       Participating Stock - no par value;
           Authorized - 100,000 shares;
           issued and outstanding -
           24,500 shares as of June 30,
           1996 and 24,100 shares as of
           December 31, 1995                     1,837,500       1,807,500
                                               ___________     ___________
                                                 2,037,500       2,007,500

       Retained Earnings                        10,759,701      11,517,542

       Unrealized (depreciation)
         appreciation on investments              (440,796)      1,651,621
                                               ___________     ___________

       Total Stockholders' Equity               12,356,405      15,176,663
                                               ___________     ___________

       Total Liabilities and Stockholders'
         Equity                                $95,113,331     $91,526,976
                                               ___________     ___________



                    MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
               STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
             MONTH PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995 AND THE
               SIX MONTH PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                     (UNAUDITED)
                             (Expressed in U.S. Dollars)

                            Three Month Periods         Six Month Periods
                               Ended June 30,             Ended June 30,
INCOME                      1996           1995          1996          1995
                        ____________   ____________  ____________  ____________

 Reinsurance premiums
   assumed              $11,911,576    $10,763,438   $23,024,253   $20,406,164
 Increase in unearned
   premiums               3,139,214      3,914,790     6,014,540     7,245,127
                         __________     __________    __________    __________

 Premiums earned          8,772,362      6,848,648    17,009,713    13,161,037
                         __________     __________    __________    __________

Investment income
 Interest earned          1,375,216        977,405     2,359,328     1,876,395
 Realized gains
 (losses) on
 investments               (722,359)     1,121,995        31,102       592,286
                         __________     __________    __________    __________

Investment income           652,857      2,099,400     2,390,430     2,468,681
                         __________     __________    __________    __________

TOTAL INCOME              9,425,219      8,948,048    19,400,143    15,629,718
                         __________     __________    __________    __________

EXPENSES

 Acquisition costs        2,280,495      1,780,169     4,421,789     3,420,943
 Losses paid              5,455,423      4,230,423    10,989,772     8,502,072
 Increase in
   loss reserves            233,949        227,225       346,076       323,384
 Administrative
   expenses
   - Related Parties         59,638         50,263       108,429       119,780
   - Other                  110,911        126,789       232,906       239,943
                         __________     __________    __________    __________

TOTAL EXPENSES            8,140,416      6,414,869    16,098,972    12,606,122
                         __________     __________    __________    __________

NET INCOME                1,284,803      2,533,179     3,301,171     3,023,596

RETAINED EARNINGS,
 beginning of period     13,533,910      6,287,149    11,517,542     5,796,732

LESS:  DIVIDENDS         (4,007,483)    (1,188,614)   (4,007,483)   (1,188,614)
LESS:  REDEMPTIONS OF
  PARTICIPATING STOCK       (51,529)             0       (51,529)            0
                         __________    ___________    __________    __________

RETAINED EARNINGS,
 end of period          $10,759,701     $7,631,714   $10,759,701    $7,631,714
                       ____________    ___________   ___________    __________


                    MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
               STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                     JUNE 30, 1996 AND JUNE 30, 1995 (UNAUDITED)
                             (Expressed in U.S. Dollars)

                                                       Six Month Periods Ended
                                                              June 30,
                                                      1996             1995
                                                  ____________     ____________

Cash flows from operating activities:
 Reinsurance premiums assumed                     $22,232,098      $19,495,823
 Losses and underwriting expenses paid            (16,515,466)     (13,396,827)
 Administrative expenses paid                        (290,861)        (361,447)
 Investment income received                         3,129,659        1,722,432
                                                  ___________      ___________

Net cash provided by operating activities           8,555,430        7,459,981
                                                  ___________      ___________

Cash flows from investing activities:
 Purchases of investment securities              (115,555,008)     (85,402,614)
 Sales and maturities of investment
   securities                                     115,120,580       80,426,463
                                                  ___________      ___________
Net cash invested                                    (434,428)      (4,976,151)
                                                  ___________      ___________

Cash flows from financing activities:
 Proceeds from issuance of Participating
   stock                                               52,500           90,000
 Redemptions of Participating stock                   (74,029)               0
 Dividends paid                                    (4,007,483)      (1,188,614)
                                                  ___________      ___________
Net cash used in financing activities              (4,029,012)      (1,098,614)
                                                  ___________      ___________

Increase in cash and cash equivalents               4,091,990        1,385,216
Cash and cash equivalents, beginning
 of period                                          7,093,106        3,303,060
                                                  ___________      ___________
Cash and cash equivalents, end
 of period                                        $11,185,096      $ 4,688,276
                                                  ___________      ___________

Reconciliation of net income to net cash provided by operating activities:

 Net income                                         3,301,171        3,023,596
 Realized gains on investments                        (31,102)        (592,286)
 Foreign exchange losses on investments                     0         (137,929)
 Change in:
   Accrued investment income                          769,355          (19,534)
   Due from Motors Insurance Corporation             (297,802)        (602,564)
   Deferred acquisition costs                      (1,564,582)      (1,884,713)
   Prepaid expenses                                   (28,223)          (1,250)
   Unearned premiums                                6,014,540        7,245,127
   Loss reserves                                      346,076          323,384
   Accrued liabilities                                 45,997          106,150
                                                   __________      ___________

Net cash provided by operating activities         $ 8,555,430      $ 7,459,981
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

On April 11, 1996, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $4,007,483. In addition, the Board authorized the redemption, for a total of $74,039, of 3 series of shares in run off that were fully earned out.

Capital Resources. During the quarter ended June 30, 1996, 2 new series of Shares were added bringing the total number of series issued and outstanding to 245 as of the end of the quarter. As of June 30, 1996, the share capital of the Company was $2,037,500 (compared with $2,007,500 as of December 31, 1995) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,837,500 (compared with $1,807,500 as of December 31, 1995).
In addition, the Company had surplus from retained earnings in the amount of $10,759,701 as of June 30, 1996 compared with $11,517,542 as of December 31, 1995.

Results of Operations. During the quarter ended June 30, 1996, the Company had net income of $1,284,803, compared with net income of $2,533,179 for the quarter ended June 30, 1995. For the six month period ended June 30, 1996, the Company had net income of $3,301,171, compared with net income of $3,023,596 for the comparable period in 1995. As discussed below, the decrease in net income for the quarter ended June 30, 1996 compared to the comparable period of 1995 is the result of losses on the sale of investment securities which offset increases in interest earned and underwriting income.

Premiums earned increased to $8,772,362 during the quarter ended June 30, 1996 compared to $6,848,648 for the same period in 1995. Expenses incurred during the quarter ended June 30, 1996 were $8,140,416 compared to $6,414,869 for the comparable quarter of 1995. Net underwriting income for the quarter ended June 30, 1996 was $631,946 compared to $433,779 for the comparable period in 1995. The ratio of losses incurred to premiums earned for the quarter under review was 64.9% compared to 65.1% for the comparable period in 1995.

For the six month period ended June 30, 1996, the Company had earned premiums of $17,009,713 compared to $13,161,037 for the comparable period of 1995. Expenses incurred during the six month period under review were $16,098,972 compared to $12,606,122 for the comparable period in 1995. The increase in expenses is attributable to higher claims costs and increased policy acquisition costs resulting from increased premium volumes. As a result, net underwriting income for the Company was $910,741 for the six month period under review compared to $554,915 for the comparable period in 1995. The loss ratio for the six month period ended June 30, 1996 was 66.6%, compared to 67.1% for the six month period ended June 30, 1995.

Investment income for the quarter ended June 30, 1996 was $652,857 compared to $2,099,400 for the comparable period of 1995. Investment income for the six month period under review was $2,390,430 compared to $2,468,681 for the comparable period of 1995. During the quarter under review, the Company incurred losses on the sale of investment securities of $722,359, compared to gains of $1,121,995 during the comparable period of 1995. During the six month period under review, the Company realized net gains on the sale of investment securities of $31,102, compared to $592,286 during the comparable period of 1995. As of June 30, 1996, the Company had net unrealized depreciation of $440,796 on its investments compared to unrealized appreciation of $1,651,621 as of December 31, 1995. The losses on the sale of investment assets during the quarter and the decrease in net gains during the six month period under review compared to the corresponding periods in 1995 and the change in the unrealized appreciation (depreciation) as of June 30, 1996 compared to December 31, 1995 are in large part attributable to increases in long term interest rates during the second quarter of 1996 which resulted in decreases in the market value of the Company's investment portfolio.

For the quarter ended June 30, 1996, the Company had interest income of $1,375,216 compared to $977,405 for the comparable period of 1995. For the six month period under review, the Company had interest income of $2,359,328 compared to $1,876,395 for the comparable period of 1995. These increases were largely attributable to increases in the amount of assets under management combined with higher interest rates.


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

(a) At the annual meeting of shareholders of the Company held on April 11, 1996, the Company's Restated Articles of Incorporation were amended to provide that each series of shares will directly bear, to the extent of available balances, 100% of losses incurred with respect to business attributable to that series.

(b) At a special meeting of shareholders of the Company held on June 21, 1996, the Company's Restated Articles of Incorporation were amended to provide that any expenses or liabilities attributable to ordinary day-to-day Company operations, excluding any United States Federal income taxes, shall be allocated beginning July 1, 1996, among all Subsidiary Capital Accounts for the Shares pro rata in accordance with the number of series issued and outstanding at the end of the fiscal quarter immediately preceding the fiscal quarter in which the expense or liability is incurred, provided, that for purposes of such allocation, series of shares issued during the current calendar year and series with respect to which unearned premium is zero as of the date of such allocation, shall be excluded. (See Item 4.)

Item 4.   Submission of Matters to a Vote of Security-Holders

At the annual meeting of shareholders of the Company held on April 11, 1996, the holder of the Common Stock elected one director, John
J. Dunn, Jr., and re-elected four directors, William B. Noll, Louis
S. Carrio, Jr., Bernard J. Buselmeier, and Peter R.P. Evelyn. The holders of Participating Shares unanimously elected the sixth director, Warren R. Weidner. The holder of the Common Shares also re-elected Robert E. Capstack as alternative director for Mr. Carrio. In addition, the shareholders also voted unanimously (i) to approve an amendment of the Company's By-laws to permit non-directors to serve on committees established by the board of directors, and (ii) to approve an amendment of the Company's Restated Articles of Incorporation as discussed in paragraph (a) of
Item 2 of this Part II.

At the special meeting of shareholders of the Company held on June 21, 1996, the shareholders voted to amend the Restated Articles of Incorporation of the Company as discussed in paragraph (b) of Item 2 of this Part II. All shares of Common Stock were voted in favor of the amendment and 5,441 Participating Shares were voted in favor of the amendment while 100 Participating Shares were voted against the amendment. There were no abstentions or broker non-votes with respect to the amendment.

Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits

    (3(i))  Restated Articles of Incorporation and Amendments Thereto

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

    MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED  (Registrant)


                    By:  s/ Ronald W. Jones
                         ___________________________
                         Ronald W. Jones
                         Vice President, Finance
                         Signing on behalf of
                         the Registrant, and
                         Principal Financial Officer


Dated:  July 24, 1996