Form 10-Q
period 1996-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1996-11-08
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarterly period ended      September 30, 1996

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

                           (246) 436-4895
        (Registrant's telephone number, including area code)


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                     As of September 30, 1996

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            25,100

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.           FINANCIAL INFORMATION

Item 1. Financial Statements

1.   Balance Sheets, September 30, 1996 and December 31, 1995.

2. Statements of Income and Retained Earnings for the three month periods ended September 30, 1996 and 1995 and the nine month periods ended September 30, 1996 and 1995.

3. Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995.

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

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                           September 30, 1996      December 31,
                                              (Unaudited)              1995
                                           ------------------      ------------

ASSETS
  Investments                                  $71,311,446         $59,898,265
  Cash and cash equivalents                      3,722,725           7,093,106
  Accrued investment income                      1,019,916           2,532,813
  Due from Motors Insurance Corporation          2,709,101           3,095,587
  Deferred acquisition costs                    21,153,276          18,907,205
  Prepaid expenses                                     625                   0
                                               -----------         -----------
Total Assets                                   $99,917,089         $91,526,976
                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Unearned premiums                            $81,386,325         $72,752,532
  Loss reserves                                  4,048,296           3,480,334
  Accrued liabilities                              134,453             117,447
                                               -----------         -----------
  Total liabilities                             85,569,074          76,350,313
                                               -----------         -----------

STOCKHOLDERS' EQUITY

  Share Capital
  Common Stock - no par value;
    Authorized - 2,000 shares;
      issued and outstanding -
      2,000                                        200,000            200,000

Participating Stock - no par value;
Authorized - 100,000 shares;
issued and outstanding - 25,100
shares as of September 30,
1996 and 24,100 shares as of
December 31, 1995                                   1,882,500        1,807,500
                                                  -----------      -----------
                                                    2,082,500        2,007,500

Retained Earnings                                  12,222,613       11,517,542

Unrealized appreciation on investments                 42,902        1,651,621
                                                  -----------      -----------
Total Stockholders' Equity                         14,348,015       15,176,663
                                                  -----------      -----------
Total Liabilities and Stockholders' Equity        $99,917,089      $91,526,976
                                                  ===========      ===========


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
      MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 AND THE
       NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                            Three Month Periods        Nine Month Periods
                            Ended September 30,        Ended September 30,
INCOME                       1996          1995         1996           1995
                         -----------   -----------   -----------   -----------
  Reinsurance premiums
     assumed             $11,888,323   $12,559,368   $34,912,576   $32,965,532
   Increase in unearned
     premiums              2,619,252     4,965,323     8,633,792    12,210,450
                         -----------   -----------   -----------   -----------
   Premiums earned         9,269,071     7,594,045    26,278,784    20,755,082
                         -----------   -----------   -----------   -----------
Investment income
   Interest earned         1,696,455       875,827     4,055,783     2,752,222
   Realized gains
   (losses) on
   investments              (622,769)      655,822     (591,667)     1,248,108
                         -----------   -----------   -----------   -----------
Investment income          1,073,686     1,531,649     3,464,116     4,000,330
                         -----------   -----------   -----------   -----------
TOTAL INCOME              10,342,757     9,125,694    29,742,900    24,755,412

EXPENSES
   Acquisition costs       2,409,510     1,974,023     6,831,299     5,394,966
   Losses paid             6,143,524     4,908,187    17,133,296    13,410,259
   Increase in
     loss reserves           221,887       322,583       567,963       645,967
   Administrative
     expenses
     - Related Parties        50,937        30,676       159,366       141,846
     - Other                  53,987        70,305       286,893       318,858
                         -----------   -----------   -----------   -----------
TOTAL EXPENSES             8,879,845     7,305,774    24,978,817    19,911,896
                         -----------   -----------   -----------   -----------
NET INCOME                 1,462,912     1,819,920     4,764,083     4,843,516

RETAINED EARNINGS,
   beginning of period    10,759,701     7,631,714    11,517,542     5,796,732

LESS:  DIVIDENDS                   0             0    (4,007,483)   (1,188,614)
LESS:  REDEMPTIONS OF
  PARTICIPATING STOCK              0         7,500       (51,529)        7,500
                         -----------   -----------   -----------   -----------
RETAINED EARNINGS,
   end of period         $12,222,613    $9,459,134   $12,222,613    $9,459,134
                         ===========    ==========   ===========    ==========


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
              SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                               Nine Month Periods Ended
                                                       September 30,
                                                  1996             1995
                                              ------------   ------------
Cash flows from operating activities:
 Reinsurance premiums assumed                 $34,143,674    $30,259,260
 Losses and underwriting expenses paid        (25,067,930)   (20,425,770)
 Administrative expenses paid                    (418,202)      (435,624)
 Investment income received                     5,116,370      2,112,248
                                              ------------   ------------
Net cash provided by operating activities      13,773,912     11,510,114
                                              ------------   ------------
Cash flows from investing activities:
   Purchases of investment securities        (191,038,040)  (139,957,512)
   Sales and maturities of investment
     securities                               177,877,759    130,500,713
                                              ------------   ------------
Net cash invested                             (13,160,281)    (9,456,799)
                                              ------------   ------------
Cash flows from financing activities:
   Proceeds from issuance of Participating
     stock                                         23,471        112,500
   Redemptions of Participating stock                   0              0
   Dividends paid                              (4,007,483)    (1,188,614)
                                              ------------   ------------
Net cash used in financing activities          (3,984,012)    (1,076,114)
                                              ------------   ------------
Increase in cash and cash equivalents          (3,370,381)       977,201
Cash and cash equivalents, beginning
   of period                                    7,093,106      3,303,060
                                              ------------   ------------
Cash and cash equivalents, end of period      $ 3,722,725    $ 4,280,261
                                              ============   ============
Reconciliation of net income to net cash provided by operating activities:

   Net income                                   4,764,083      4,843,516
   Realized losses/(gains) on investments         116,287     (1,162,950)
   Foreign exchange losses/(gains) on
    investments                                    22,094        (85,157)
   Change in:
     Accrued investment income                  1,512,897       (645,016)
     Due from Motors Insurance Corporation        386,486     (1,130,055)
     Deferred acquisition costs                (2,246,071)    (3,176,161)
     Prepaid expenses                                (625)          (625)
     Unearned premiums                          8,633,793     12,210,450
     Loss reserves                                567,962        645,967
     Accrued liabilities                           17,006         10,145
                                              ------------   ------------
Net cash provided by operating activities     $13,773,912    $11,510,114
                                              ============   ============


     Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

     Liquidity. It is anticipated that the Company will continue to be able to generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings plus proceeds from the sale of Shares will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No capital expenditures are expected in the foreseeable future.

     Capital Resources. During the quarter ended September 30, 1996, 6 new series of Shares were added bringing the total number of series issued and outstanding to 251 as of the end of the quarter. As of September 30, 1996, the share capital of the Company was $2,082,500 (compared with $2,007,500 as of December 31, 1995) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,882,500 (compared with $1,807,500 as of December 31, 1995). In addition, the Company had surplus from retained earnings in the amount of $12,222,613 as of September 30, 1996 compared with $11,517,542 as of December 31, 1995.

     Results of Operations. During the quarter ended September 30, 1996, the Company had net income of $1,462,912, compared with net income of $1,819,920 for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, the Company had net income of $4,764,083, compared with net income of $4,843,516 for the comparable period in 1995. As discussed below, the decrease in net income for the quarter ended September 30, 1996 compared to the comparable period of 1995 is the result of losses on the sale of investment securities which offset increases in interest earned and underwriting income.

     Premiums earned increased to $9,269,071 during the quarter ended September 30, 1996 compared to $7,594,045 for the same period in 1995. Expenses incurred during the quarter ended September 30, 1996 were $8,879,845 compared to $7,305,774 for the comparable quarter of 1995. Net underwriting income for the quarter ended September 30, 1996 was $389,226 compared to $288,271 for the comparable period in 1995. The ratio of losses incurred to premiums earned for the quarter under review was 68.7% compared to 68.9% for the comparable period in 1995.

     For the nine month period ended September 30, 1996, the Company had earned premiums of $26,278,784 compared to $20,755,082 for the comparable period of 1995. Expenses incurred during the nine month period under review were $24,978,817 compared to $19,911,896 for the comparable period in 1995. The increase in expenses is attributable to increased policy acquisition costs resulting from increased premium volume. As a result, net underwriting income for the Company was $1,299,967 for the nine month period under review compared to $843,186 for the comparable period in 1995. The loss ratio for the nine month period ended September 30, 1996 was 67.4%, compared to 67.7% for the nine month period ended September 30, 1995.

     Investment income for the quarter ended September 30, 1996 was $1,073,686 compared to $1,531,649 for the comparable period of 1995. Investment income for the nine month period under review was $3,464,116 compared to $4,000,330 for the comparable period of 1995. During the quarter under review, the Company incurred losses on the sale of investment securities of $622,769, compared to gains of $655,822 during the comparable period of 1995. During the nine month period under review, the Company realized net losses on the sale of investment securities of $591,667 compared to gains of $1,248,108 during the comparable period of 1995. As of September 30, 1996, the Company had net unrealized appreciation of $42,902 on its investments compared to unrealized appreciation of $1,651,621 as of December 31, 1995. The losses on the sale of investment assets during the quarter under review and the decrease in net gains during the nine month period under review compared to the corresponding periods in 1995 and the change in the amount of unrealized appreciation as of September 30, 1996 compared to December 31, 1995 are in large part attributable to increases in long term interest rates during the respective reporting periods which resulted in decreases in the market value of the Company's investment portfolio.

     For the quarter ended September 30, 1996, the Company had interest income of $1,696,455 compared to $875,827 for the comparable period of 1995. For the nine month period under review, the Company had interest income of $4,055,783 compared to $2,752,222 for the comparable period of 1995. These increases were largely attributable to increases in the amount of assets under management combined with higher interest rates.



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


Dated:  October 17, 1996