Form 10-K
period 1996-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1997-03-25
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X      Annual Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

Registrant's telephone number, including area code (246) 436-4895


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


          Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997, was $1,950,000.


          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                              As of March 1, 1997

     Common Stock, no-par value                            2,000
     Participating Stock, no-par value                    26,000


* Based on current offering price of $75 per share.


                                     PART I

Item 1.   BUSINESS

INTRODUCTION

Motors Mechanical Reinsurance Company, Limited (the "Company") was incorpo rated in Barbados on June 12, 1986. It became registered in Barbados as an insurer on June 30, 1986 and commenced insurance operations on December 11, 1987.

The business of the Company is the assumption of motor vehicle mechanical service agreements arising under insurance policies reinsured by Motors Insurance Corporation ("MIC") to the extent such policies are attributable to an MIC Mechanical account in respect of which a series of shares is issued and outstanding (the "Policies"). These policies are issued either to General Motors Corporation or affiliates ("GM") or to automobile dealers, reinsured by MIC, and retroceded to the Company. Shares of the Company's Participating Stock (the "Shares") are sold to persons designated by owners of motor vehicle sales franchises with respect to which MIC maintains an MIC Mechanical Account. A separate series is created for Shares relating to each MIC Mechanical Account, and a separate "Subsidiary Capital Account" is maintained for each such series. The profitability of the Company reflects both underwriting and investment experience, which is allocated among the Subsidiary Capital Accounts.

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

The Retrocession Agreement -- Principal Agreement. The Company has entered into a "quota share" retrocession agreement (the "Agreement") which became effective as of December 11, 1987. Pursuant to the Agreement, MIC retrocedes to the Company, and the Company is obligated to assume, MIC's risks in respect of policies issued by any MIC subsidiary and reinsured by MIC that cover motor vehicle mechanical service agreements, to the extent that risks under such policies are attributable to an MIC Mechanical Account in respect of which a series of Shares is issued and outstanding. MIC retrocedes 100% of the risk and the Company receives 75% of the original gross premium, reduced by agents' commissions, if any. The remaining 25% of the gross premium is retained by MIC as a ceding commission. The Company assumes 75% of the risk with respect to these policies and MIC pays 56.25% of the gross premium at the time the policies are written. The remaining 25% of the risk is ceded to the Company and MIC pays 18.75% of the gross premium as the premiums are earned. Settlements between the Company and MIC are made quarterly.

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

The Retrocession Agreement -- Supplemental Agreement. MIC from time to time enters into agreements with Franchise owners for which an MIC Mechanical Account is established, pursuant to which MIC, acting for itself and on behalf of certain of its subsidiaries, agrees to cede or retrocede to another insurance company mutually satisfactory to MIC and the respective Franchise owners the unexpired liability on service contracts, insured under the Policies, sold after the date specified in each such agreement. This liability can be ceded or retroceded to dealer-owned companies organized specifically with respect to a particular Franchise or, if a series of Shares is issued which relates to the Franchise, pursuant to an agreement between MIC and the Company (the "Supplemental Retrocession Agreement"). For this purpose, unexpired liability means MIC's liability in respect of the remaining period of coverage under the Policy as of the effective date of the cession. Under the Supplemental Retrocession Agreement, unexpired liability in respect of the Policies is assumed on the same basis as risks retroceded to the Company under the principal Retrocession Agreement.

Types of Risks Subject to Retrocession. Coverages assumed under the Agreement are limited to service contracts or insurance policies insured or reinsured by MIC that provide indemnification against specific motor vehicle mechanical repairs not covered by manufacturer's new vehicle warranties. Such service contracts or insurance policies often provide additional coverages, such as towing and rental allowances.

Loss Reserves. Reserves are balance sheet liabilities representing estimates of amounts needed in the future to pay claims with respect to insured events which have occurred as of the balance sheet dates.

For purposes of establishing loss reserves, the Company relies upon the advice of MIC. Loss reserves are established after an annual actuarial review, based on judgments of the effects of technological change, manufacturers' warranties, and MIC's historical experience with motor vehicle mechanical service agreements. Consequently, the determination of loss reserves is an estimate and a process inherently subject to a number of highly variable factors. Any adjustments to reserves are reflected in the operating results for the periods in which they become known.

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the years ended December 31, 1996, 1995, and 1994 were 66.6%, 67.5% and 69.6% respectively.

The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1994, 1995 and 1996:

                                                      Year Ended
                                         12/31/94      12/31/95      12/31/96

Beginning balance in
reserves for losses.........            $1,910,030    $2,660,270    $3,480,334
                                        ----------    ----------    ----------

Add-provision for losses incurred
related to:

  Current claim year........            14,893,890    19,540,192    24,080,078

  Prior claim years.........               (63,724)     (109,160)      (42,251)
                                        ----------    ----------    ----------

         Total..............            14,830,166    19,431,032    24,037,827
                                        ----------    ----------    ----------
Deduct-paid losses
attributable to:

  Current claim year........            12,527,026    16,461,768    20,330,269

  Prior claim years.........             1,552,900     2,149,200     2,903,588
                                        ----------    ----------    ----------

      Total.................            14,079,926    18,610,968    23,233,857
                                        ----------    ----------    ----------

Ending balance in reserves
for losses..................            $2,660,270    $3,480,334    $4,284,304
                                        ==========    ==========    ==========


The following table analyzes the development of losses and loss adjustment expenses from February 1, 1989 through December 31, 1996.


                            12/31/91    12/31/92    12/31/93    12/31/94    12/31/95    12/31/96
Liability for unpaid
  claims and claims
  adjustment expense       $1,396,542  $1,622,855  $1,910,030  $2,660,270  $3,480,334  $4,284,304
                           ==========  ==========  ==========  ==========  ==========  ==========

Paid (cumulative) in
  subsequent year(s)       $  912,465  $1,261,788  $1,552,900  $2,149,200  $2,903,588

Estimated unpaid
  liability as of
  year end*                   186,542     226,818     293,406     401,910     534,495
                           ----------  ----------  ----------  ----------  ----------

Cumulative Deficiency
  (Redundancy)             $ (297,535) $ (134,249) $  (63,724) $ (109,160) $  (42,251)
                           ==========  ==========  ==========  ==========  ==========

*/ Because mechanical breakdown claims are generally paid within 90 days of when they are incurred, liability for unpaid claims incurred in prior years is negligible. Accordingly, liability for unpaid claims incurred in all prior years has been combined at each year end.


The table shows initial estimated reserves at December 31, 1996, 1995, 1994, 1993, 1992, 1991 and 1990 and January 31, 1990 and amounts paid on claims unsettled at each prior period end. Claims are typically processed for payment at the time the claim is reported. Therefore, the recorded claim liability at each year end represents the estimated incurred but not reported claims and claims in the process of payment. The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.

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

The Company's funds are invested in a manner consistent with investment guidelines that are established by the Board. The Company invests primarily in U.S. dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers, and U.S. dollar-denominated bank certificates of deposit issued by foreign banks and foreign branches of U.S. banks. Subject to the satisfaction of certain conditions, the Company may make limited investments in non-U.S. dollar denominated bonds, on a fully currency-hedged basis. The Company may invest only in securities and certificates which are rated at least Aa3 by Moody's or AA- by Standard & Poor's or the equivalent, or are guaranteed by such an issuer. However, certain unrated securities may also be held if, in the opinion of the investment manager, they have at least equivalent credit standing to the above rating standard. The Board reviews on a regular basis and, where appropriate, revises the investment objectives and guidelines for the Company's funds. There can be no assurance, however, as to whether a particular investment objective, once adopted, can be achieved or that adverse factors would not cause a decrease in the overall value of the Company's investment portfolio.

Investments in non-U.S. securities, particularly those of non-governmental issuers, may involve considerations not ordinarily associated with investments in U.S. issuers. These considerations include, but are not limited to, the possibility of expropriation, the unavailability of financial information or difficulty in interpreting such information when it is prepared under local accounting or regulatory standards, the possible negative impact of political, social or diplomatic developments, and the possible imposition of withholding taxes by local taxing authorities.

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

For purposes of the following description, items shall be "related" to the Subsidiary Capital Account for the series identified with the MIC Mechanical Account to which such items can be attributed.

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

(c) With respect to losses incurred, and any amount of losses recovered through salvage, subrogation, reimbursement or otherwise one hundred percent (100%) shall be allocated to the related Subsidiary Capital Account. For the purpose of this section (1)(c), losses incurred includes both paid and unpaid (reported and unreported) losses.

(d) With respect to return premiums, 98-2/3% to the related Subsidiary Capital Account and 1-1/3% to the Subsidiary Capital Account for the Common Stock.

(2) Any expenses or liabilities attributable to day-to-day Company operations, excluding any United States Federal income taxes, shall be allocated among all Subsidiary Capital Accounts for the Shares pro rata in accordance with the number of series issued and outstanding at the end of the fiscal quarter immediately preceding the fiscal quarter in which the expense or liability is incurred, provided, that for purposes of such allocation, series of shares issued during the current calendar year and series with respect to which unearned premium is zero as of the date of such allocation, shall be excluded.

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

Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each Account had a balance of $7,500 representing the amount paid for the Shares of that series. During the year ended December 31, 1996, $2,661,124 of net underwriting gains and $548,525 of administrative expenses were allocated among the 254 series of Shares outstanding as of December 31, 1996, and $5,341,924 of net investment income was allocated among such series of Shares and the Common Stock.

As of December 31, 1996, 207 series of Shares outstanding had balances greater than $7,500 (ranging from $7,788 to $534,098) and 47 of such series had balances less than $7,500 (ranging from $7,339 to zero). (The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore may not be indicative of future results.) At December 31, 1996, an aggregate of $2,207,958 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 32 Subsidiary Capital Accounts and remained outstanding at that date. In addition, at December 31, 1996, net deficits of $537,992 associated with 4 series of Shares that have been redeemed had been charged against Restricted Earned Surplus and remained outstanding at that date. As of December 31, 1996, $981,497 of aggregate deficits has been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding. Of this amount $284,048 is available to be recovered from deficit accounts should they return to profitability and to the extent that the risk fund is repaid in full.

The Subsidiary Capital Account for the Common Stock had, at the time it was established, a balance of approximately $200,000, representing the capital paid in by MIC for the 2,000 shares of the Common Stock issued to it. That Subsidiary Capital Account is not affected directly by underwriting gains and losses attributable to the various Subsidiary Capital Accounts related to series of Shares, but is affected by those gains and losses indirectly to the extent that one of the Subsidiary Capital Accounts for a series of Shares incurs a deficit, in which case an allocation to the Subsidiary Capital Account for the Common Stock will result, in the manner described above.

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

EMPLOYEES

The Company does not have any full-time employees. Rather, the Company relies on Alexander Insurance Managers (Barbados) Ltd. (the "Manager") to handle its day-to-day operations. (See "Business of the Company -- Insurance Management Agreement," below.) In addition, corporate secretarial services for the Company are provided by Colybrand Company Services Limited of St. Michael, Barbados. The Company's Board of Directors and the committees thereof, however, remain responsible for the establishment and implementation of policy decisions.

COMPETITION

The insurance business is extremely competitive. MIC management believes that at present, MIC and its subsidiaries are, as a group, one of the largest mechanical repair insurers of new GM vehicles in the United States. There are other major companies offering similar coverage. Because the insurance business of the Company is limited to the assumption of certain motor vehicle mechanical service agreement reinsurance business ceded by MIC, the profitability of the Company depends to a large degree on the success experi enced by MIC and its affiliates in competing with those other insurers. Many commercial insurance groups are seeking to capture additional mechanical insurance business by offering to assist automobile dealers in the formation of their own dealer-owned reinsurance companies. MIC has assisted in the establishment of such companies for a number of qualified dealers. However, MIC believes that participation in the Company represents a practical alternative for dealers who do not have the available capital, insurance management expertise or time for the personal involvement necessary for their own reinsurance company.

INSURANCE MANAGEMENT AGREEMENT

The Company has entered into an Insurance Management Agreement (the "Management Agreement") with the Manager, pursuant to which the Manager collects and disburses funds on behalf of the Company, provides accounting, clerical, telephone, telex, facsimile, information management and other services for the Company, and advises and consults with the Company in regard to all aspects of the Company's retrocession activities. The Management Agreement is for a continuous term subject to termination by either party upon 90 days advance written notice.

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and generally for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring motor vehicle mechanical service agreements and/or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships. Under the terms of the Management Agreement, the Company pays the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding Shares at each calendar month end. For the year ended December 31, 1996, the Company incurred fees payable to the Manager in the amount of $204,674.

The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to its services on the Company's behalf. However, out-of-pocket expenses, such as telephone, telex, facsimile, postage, travel, and other items are borne by the Company on an expense reimbursement basis.

The Manager performs services similar to those performed for the Company for several other entities. The Manager has eleven employees. In addition, the Manager may draw upon the resources of its affiliates as needed to provide the services contemplated under the Management Agreement. No employee of the Manager devotes all of his or her time to the business of the Company. However, the Manager is obligated to devote all employee time necessary to ensure the performance of the Manager's duties under the Management Agreement. The Manager is subject to the control and direction of the Board.

The Manager has served in that capacity since 1986. The Manager was incorporated in Barbados in 1984, and is an affiliate of Aon Services Inc., an international insurance brokerage and insurance consulting firm. In December of 1996, Alexander & Alexander was acquired by Aon Corporation Group ("Aon"). Aon, through its subsidiaries, offers and insures motor vehicle mechanical service agreements, extended warranty and related coverages with respect to vehicles sold by automobile dealerships in the United States. Under the terms of the Management Agreement the Manager will treat all information concerning the business of the Company as confidential and will not disclose such information to Aon or any Aon affiliate without consent of the Company. The current Management Agreement is continuous until terminated by ninety days written notice from one party to the other.

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

Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations, or transfers of securities or assets of the Company to any person who is not a resident of Barbados. The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available for a period ending December 31, 2031. Until December 31, 2016 the Company will be required to pay an annual licencing fee, which is currently $2,500, to obtain such guarantee. Thereafter, the Company will be subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum.

Item 2.   PROPERTIES

The Company neither owns nor maintains any office space or facilities. Rather, the business office for the Company is provided by the Manager and is located at Financial Services Centre, Bishops Court Hill, St. Michael, Barbados. The Company believes that these facilities are adequate for its current and anticipated future needs. In addition, the Manager supplies all equipment for the Company.

Item 3.   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no public market for the Shares or the other capital stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement.

(b) All of the common stock of the Company is held by MIC. As of March 1, 1997 there were 453 holders of Shares of record, representing 260 series of Shares.

(c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In April of 1996, 1995 and 1994, the Company declared dividends of $4,007,483, $1,188,614 and $2,156,304 respectively. These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from financial statements audited by Deloitte & Touche, independent chartered accountants, whose report with respect to their audits of the financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 is included elsewhere herein.


                                                  December 31
                         1996          1995          1994          1993          1992
                         ----          ----          ----          ----          ----
Premiums Assumed     $ 47,410,037   $44,084,952   $38,371,896   $27,779,063   $19,386,455
                     ============   ===========   ===========   ===========   ===========
Premiums Earned      $ 36,077,699   $28,800,689   $21,316,685   $15,429,611   $13,005,184
Net Investment
  Income                5,341,924     5,563,573     1,227,816     2,700,242     2,522,712
                     ------------   -----------   -----------   -----------   -----------
Total Income           41,419,623    34,364,262    22,544,501    18,129,853    15,527,896
Less Losses and
  Expenses             33,965,100    27,462,338    20,825,943    15,425,146    12,020,682
                     ------------   -----------   -----------   -----------   -----------
Net Income*          $  7,454,523   $ 6,901,924   $ 1,718,558   $ 2,704,707   $ 3,507,214
                     ============   ===========   ===========   ===========   ===========
Dividends Per
  Common Share                  0           0               0             0             0
Total Assets         $106,041,164   $91,526,976   $66,012,284   $50,359,633   $36,847,490
Total Policy
  Reserves and
  Other Liabilities    88,479,590    76,350,313    60,246,641    42,430,269    29,777,783
Stockholders' Equity   17,561,574    15,176,663     5,765,643     7,929,364     7,069,707
Dividends Paid on
  Participating Shares  4,007,483     1,188,614     2,156,304     2,021,504     1,021,705


*/ Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See
Note 2 to the financial statements.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company. Although losses are expected to increase due to the increased level of premiums assumed in each preceding year and the anticipated incidence of claims following the expiration of manufacturers' warranties, available funds from the sources identified above have also grown. Net cash provided by operating activities has increased to $17,588,199 in 1996 from $16,418,640 in 1995 and $14,960,494 in 1994. The
Company believes that such funds will be sufficient to meet its liquidity requirements in 1997 and in future years to which its reinsurance liabilities extend. No capital expenditures are expected during the next few years.

The Company had unearned premium reserves of $84,084,870 as of December 31, 1996, and $72,752,532 as of December 31, 1995. These amounts are attributable to the long-term nature of the contracts sold. Such contracts may extend for up to 72 months from date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has little risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until such expiration. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.

On April 11, 1996, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares. See "Market For Registrant's Common Equity And Related Stockholder Matters" for a discussion of dividends paid and legal restrictions on the payment of dividends.

Capital Resources. Capitalization of the Company, as of December 31, 1996, was comprised of paid-in capital with respect to the Common Stock of $200,000, paid-in capital with respect to the Shares of $1,905,000 (compared with $1,807,500 and $1,665,000 as of December 31, 1995 and 1994, respectively), and earnings retained for use in the business of $14,913,053. Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 1997, the Company's required minimum net assets computed in accordance with Barbados law was approximately $4,107,770, compared to total capital and retained earnings computed for purpose of Barbados law of $17,018,053.

Results of Operations. During the year ended December 31, 1996, the Company had net income of $7,454,523 compared to $6,901,924 and $1,718,558 for the years ended December 31, 1995 and 1994, respectively. As described below, the increase in net income during 1996 compared to the previous year was primarily due to the improved underwriting results which were partially offset by a small decrease in investment income. The increase in net income during 1995 compared to the previous year was the result of realized gains on the sale of investments, increases in interest earned and improved underwriting results.

The Company had net underwriting income of $2,112,599 in 1996 compared to $1,338,351 and $490,742 for the years ended December 31, 1995 and 1994, respectively. The increase in underwriting income during 1996 was the result of an increase in the amount of premiums earned coupled with a modest improvement in the loss ratio (the ratio of losses incurred to premiums earned). During 1996, the Company earned premiums of $36,077,699 compared to $28,800,689 and $21,316,685 during 1995 and 1994, respectively. Increased premium income has been generated by the issuance of additional series of Shares during the year ended December 31, 1996, and the continuing flow of reinsurance premiums from series issued in prior years. During 1996, the Company issued 16 new series of Shares and redeemed 3 series of Shares for a net increase of 13 series. There were a total of 254 series outstanding at December 31, 1996 compared to 241 and 222 series of Shares outstanding at December 31, 1995 and 1994, respectively.

The Company incurred losses and administrative expenses during the year ended December 31, 1996 of $33,965,100 compared with $27,462,338 and $20,825,943 for the years ended December 31, 1995 and 1994, respectively. Expenses in 1996 were comprised of losses paid and provisions for losses incurred of $24,037,827, ceding commissions and excise taxes of $9,378,748 and operating expenses of $548,525. Losses incurred in 1995 and 1994 were $19,431,032 and $14,830,166 respectively. The loss ratio for the year ended December 31, 1996 was 66.6% compared to 67.5% and 69.6% for the years ended December 31, 1995 and 1994, respectively.

The Company incurred operating expenses during the year ended December 31, 1996 of $548,525 compared to $544,837 and $455,238 for the years ended December 31, 1995 and 1994, respectively. MIC has agreed to pay directly certain costs of registering and issuing shares if such costs can not be allocated to the Subsidiary Capital Account for the Common Stock. In 1996 $64,848 of such costs were paid directly by MIC compared to $171,079 and $162,989 for the years ended December 31, 1995 and 1994, respectively.

Investment income in 1996 was $5,341,924 compared to $5,563,573 and $1,227,816 for the years ended December 31, 1995 and 1994, respectively. The decrease in investment income during 1996 compared to 1995 was attributable to an overall decline in yields in U.S. and non-U.S. dollar positions. The increase in investment income during 1995 compared to 1994 was attributable to realized gains on the sale of investment securities and an increase in interest earned.

The sale of investment securities for the year ended December 31, 1996 resulted in realized gains of $64,244 compared to realized gains of $1,404,232 for the year ended December 31, 1995, and realized losses of $1,543,358 for the year ended December 31, 1994. The realized gains during 1995 were due to increased sales of investment securities to take advantage of market opportunities presented by fluctuations in interest rates. Interest earned for the year ended December 31, 1996 was $5,277,680 compared to $4,159,341 and $2,771,174 for the years ended December 31, 1995 and 1994, respectively. The increase in interest earnings during 1996 was largely a result of an increase in the amount of assets under management.

Unrealized appreciation on investment securities held at December 31, 1996 was $543,521 compared to unrealized appreciation at December 31, 1995 of $1,651,621. The change in unrealized appreciation as of December 31, 1996 compared to December 31, 1995 is in large part attributable to the fact that the Company's portfolio at December 31, 1996 comprised primarily U.S. dollar securities and U.S. yields were approximating fair market value at that time.

At December 31, 1996, 100% of the Company's investments were in U.S. dollar-denominated fixed-income securities compared to 78.5% at December 1995 when approximately 21.5% of the Company's investments were in non-U.S. dollar-denominated bonds, on a fully currency-hedged basis. The Company's investment manager seeks to identify non-U.S. dollar-denominated investments that offer a higher rate of return (net of hedging costs) than would be available in the market for similarly rated U.S. dollar-denominated bonds. The instruments used to hedge non-U.S. dollar-denominated investments involve, to varying degrees, elements of credit risk in the event a counterparty should default on its obligation under the hedge instrument. Such credit risk is managed through the selection of financially sound counterparties and periodic monitoring of counterparty financial condition. The Company's investment guidelines do not permit the use of financial instrument derivatives in managing interest rate risk.

Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the Policies. As of December 31, 1996, the Company had furnished such a letter of credit in the amount of $67,350,000.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Page

1.       Independent Auditors' Report...................     27

2.       Balance Sheets, December 31
           1996 and 1995................................     28

3.       Statements of Income and Retained
           Earnings for the years ended
           December 31, 1996, 1995 and 1994 ............     29

4.       Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994 ............     30

5.       Notes to Financial Statements..................   31 - 38


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Motors Mechanical Reinsurance Company, Limited
Financial Services Centre
Bishops Court Hill
St. Michael, Barbados


We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited as of December 31, 1996 and 1995 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.


                                                 s/DELOITTE & TOUCHE
                                                 CHARTERED ACCOUNTANTS


Bridgetown, Barbados
February 14, 1997


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                           (Expressed in U.S. Dollars)


                                                 1996            1995
                                             ------------    -----------

ASSETS
   Investments                               $ 66,647,930    $59,898,265
   Cash and cash equivalents                   12,926,272      7,093,106
   Accrued investment income                    1,453,691      2,532,813
   Due from Motors Insurance Corporation        3,158,064      3,095,587
   Deferred acquisition costs                  21,855,207     18,907,205
                                             ------------    -----------

Total Assets                                 $106,041,164    $91,526,976
                                             ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Unearned premiums                         $ 84,084,870    $72,752,532
   Loss reserves                                4,284,304      3,480,334
   Accrued liabilities                            110,416        117,447
                                             ------------    -----------

   Total Liabilities                           88,479,590     76,350,313
                                             ------------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Share capital
     Common stock - no par value;

       Authorized - 2,000 shares;
         Issued and outstanding
                  - 2,000 shares                  200,000        200,000

     Participating stock - no par value;
       Authorized - 100,000 shares;
         Issued and outstanding -
         25,400 shares at December 31,
         1996 and 24,100 shares at
         December 31, 1995                      1,905,000      1,807,500
                                             ------------    -----------
                                                2,105,000      2,007,500

   Retained earnings                           14,913,053     11,517,542

   Unrealized appreciation on
     investments                                  543,521      1,651,621
                                             ------------    -----------

   Total Stockholders' Equity                  17,561,574     15,176,663
                                             ------------    -----------

Total Liabilities and
   Stockholders' Equity                      $106,041,164    $91,526,976
                                             ============    ===========

The accompanying notes form an integral part of these financial statements.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                           (Expressed in U.S. Dollars)

                                    1996          1995          1994
                                 -----------   -----------   -----------

INCOME

   Reinsurance
     premiums assumed            $47,410,037   $44,084,952   $38,371,896
   Increase in
     unearned premiums           (11,332,338)  (15,284,263)  (17,055,211)
                                 -----------   -----------   -----------

   Premiums earned                36,077,699    28,800,689    21,316,685
                                 -----------   -----------   -----------

   Investment income:
     Interest earned               5,277,680     4,159,341     2,771,174
     Realized gains (losses)
       on investments                 64,244     1,404,232    (1,543,358)
                                 -----------   -----------   -----------

   Investment income - net         5,341,924     5,563,573     1,227,816
                                 -----------   -----------   -----------

TOTAL INCOME                      41,419,623    34,364,262    22,544,501
                                 -----------   -----------   -----------

EXPENSES

   Acquisition costs               9,378,748     7,486,469     5,540,539
   Losses paid                    23,233,857    18,610,968    14,079,926
   Increase in loss
     reserves                        803,970       820,064       750,240
   Administrative expenses:
     Related Parties                 211,001       174,443       171,135
     Other                           337,524       370,394       284,103
                                  ----------   -----------   -----------

TOTAL EXPENSES                    33,965,100    27,462,338    20,825,943
                                 -----------   -----------   -----------

NET INCOME                         7,454,523     6,901,924     1,718,558
RETAINED EARNINGS,
   beginning of year              11,517,542     5,796,732     6,211,978

LESS: DIVIDENDS                   (4,007,483)   (1,188,614)   (2,156,304)

(DEDUCT)/ADD: REDEMPTION OF
   PARTICIPATING STOCK               (51,529)        7,500        22,500
                                 -----------   -----------   -----------

RETAINED EARNINGS, end of year   $14,913,053   $11,517,542   $ 5,796,732
                                 ===========   ===========   ===========

The accompanying notes form an integral part of these financial statements.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                           (Expressed in U.S. dollars)
                                             1996            1995            1994
                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reinsurance premiums collected         $46,031,997     $42,818,628     $35,580,944
   Losses and acquisition
     expenses paid                        (34,302,453)    (28,599,428)    (22,168,851)
   Administrative expenses paid              (501,147)       (540,841)       (527,767)
   Investment income received               6,359,802       3,193,568       2,076,168
                                          -----------     -----------     -----------

Net cash provided by operating
      activities                           17,588,199      16,871,927      14,960,494
                                          -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments              (232,194,343)   (182,526,749)    (70,748,944)
   Sales and maturities of investment     224,400,822     170,483,482      54,189,043
                                          -----------    ------------     -----------

Net cash invested                          (7,793,521)    (12,043,267)    (16,559,901)
                                          -----------    ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     Participating Stock                      120,000         150,000         270,000
   Redemption of Participating Stock          (74,029)              0               0
   Dividends paid                          (4,007,483)     (1,188,614)     (2,156,304)
                                          -----------     -----------     -----------
Net cash used in financing
   activities                              (3,961,512)     (1,038,614)     (1,886,304)
                                          -----------     -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                              5,833,166       3,790,046      (3,485,711)

CASH AND CASH EQUIVALENTS, beginning
   of year                                  7,093,106       3,303,060       6,788,771
                                          -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of
   year                                   $12,926,272     $ 7,093,106     $ 3,303,060
                                          ===========     ===========     ===========
 RECONCILIATION OF NET INCOME TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:

   Net income                             $ 7,454,523     $ 6,901,924     $ 1,718,558
   Realized (gains) losses on
     investments                              (64,244)     (1,404,232)      1,543,358
   Change in:
     Accrued investment income              1,079,122        (973,618)       (698,005)
     Due from Motors Insurance
        Corporation                           (62,477)        219,919        (983,528)
     Deferred acquisition costs            (2,948,002)     (3,975,738)     (4,436,261)
     Unearned premiums                     11,332,338      15,284,263      17,055,211
     Loss reserves                            803,970         820,064         750,240
     Accrued liabilities                       (7,031)           (655)         10,921
                                          -----------     -----------     -----------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                            $ 17,588,199     $16,871,927     $14,960,494
                                         ============     ===========     ===========

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

          All of the common stock of the Company is owned by Motors Insurance Corporation ("MIC"). MIC is an indirect wholly-owned subsidiary of General Motors Corporation. The principal activity of the Company is the assumption of motor vehicle mechanical service agreements arising under insurance policies reinsured by MIC and attributable to an MIC Mechanical Account in respect of which shares of Participating Stock are issued and outstanding. All premiums received were assumed from MIC.


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

          Premiums are written on the basis of quarterly cessions and earned relative to anticipated loss exposures. Acquisition costs, consisting of ceding commissions and excise taxes, are expensed on the same basis as premiums are earned.

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

          Taxation

          The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes for a period ending December 31, 2016. Thereafter and until December 31, 2031, the Company will be subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum.

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


Note 3.   INVESTMENTS

          The cost and fair value of investments in debt securities are as follows:

                                       Gross          Gross
                                     Unrealized     Unrealized        Fair
                        Cost        Appreciation   Depreciation       Value
                     -----------    ------------   ------------    -----------

December 31, 1996:

Debt securities
  issued by foreign
  governments and
  their agencies     $31,595,722     $  351,461     $ (206,151)    $31,741,032

Debt securities
  issued by
  corporations        27,967,937        298,190        (37,604)     28,228,523

Debt securities
  issued by
  supra-nationals      6,540,750        137,625            -         6,678,375
                     -----------     ----------     ----------     -----------

         Total       $66,104,409     $  787,276     $ (243,755)    $66,647,930
                     ===========     ==========     ==========     ===========

December 31, 1995:

Debt securities
  issued by
  foreign
  governments
  and their
  agencies           $56,243,544     $1,711,611     $ (135,765)    $57,819,390

Debt securities
  issued by
  supra-nationals      2,003,100         75,775            -         2,078,875
                     -----------     ----------     -----------    -----------

         Total       $58,246,644     $1,787,386     $  (135,765)   $59,898,265
                     ===========     ==========     ===========    ===========


          The cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Fair
                                     Cost              Value
                                  -----------       -----------
          Due after one year
            through five years    $51,424,773       $51,784,023

          Due after five years
            through ten years      14,679,636        14,863,907
                                  -----------       -----------

                                  $66,104,409       $66,647,930
                                  ===========       ===========

          In 1996, gross gains of $1,997,197 and gross losses of $1,932,953 were realized. In 1995, gross gains of $2,694,685 and gross losses of $1,290,453 were realized. In 1994, gross gains of $150,704 and gross losses of $1,694,062 were realized.

          The following summarizes net unrealized appreciation (depreciation) on investments:

          Balance, December 31, 1993                $    99,886
          Net depreciation                           (1,995,975)
                                                    -----------

          Balance, December 31, 1994                $(1,896,089)
          Net appreciation                            3,547,710
                                                    -----------

          Balance, December 31, 1995                $ 1,651,621
          Net appreciation                            1,108,100
                                                    -----------

          Balance, December 31, 1996                $   543,521
                                                    ===========

          The investment portfolio is comprised of diverse debt securities which do not result in any concentration of credit risk. At December 31, 1996, 100% of the Company's investments are denominated in U.S. dollars.

          The Company uses forward currency contracts to hedge its exposure to changes in currency exchange rates relating to its investments denominated in currencies other than the U.S. dollar. The contracts provide for settlement in U.S. dollars in the future. Credit risk is managed by dealing with financially-sound counterparties. Market risk is mitigated because the forward contracts hedge corresponding non-U.S. dollar investments. The notional amount of forward contracts outstanding at December 31, 1996 was nil.


Note 4.   RESERVES FOR UNPAID LOSSES

The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1996, 1995 and 1994:

                                  1996             1995             1994
                                  ----             ----             ----

Beginning balance in
reserves for losses           $  3,480,334     $  2,660,270     $  1,910,030
                              ------------     ------------     ------------

Add-provision for losses
incurred related to:

    Current claim year          24,080,078       19,540,192       14,893,890

    Prior claim years              (42,251)        (109,160)         (63,724)
                              ------------     ------------      -----------

          Total                 24,037,827       19,431,032       14,830,166
                              ------------     ------------      -----------

Deduct paid losses
attributable to:

    Current claim year          20,330,269       16,461,768       12,527,026

    Prior claim years            2,903,588        2,149,200        1,552,900
                              ------------     ------------      -----------

          Total                 23,233,857       18,610,968       14,079,926
                              ------------     ------------      -----------

Ending balance in
reserves for losses           $  4,284,304     $  3,480,334     $  2,660,270
                              ============     ============     ============

As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 1996, 1995 and 1994 decreased by $42,251, $109,160 and $63,724 respectively, because of lower actual claims.


Note 5.   STOCKHOLDERS' EQUITY

          All of the Company's Common Stock is held by MIC. A prospectus dated May 10, 1996 is offering 12,000 shares of Participating Stock to persons certified by owners of certain motor vehicle franchises. The offering consists of 120 series of 100 shares each at a price of $75 per share.

          During 1996, 16 additional series of 100 shares of Participating Stock were issued as compared with 20 for the year ended December 31, 1995. In addition, in 1996 the Board of Directors redeemed 3 series of 100 shares at the request of the shareholders. The redeemed series had been previously placed in run off and had reached a fully earned position during 1996.

          In the years ended December 31, 1996, 1995 and 1994, costs in the amount of $64,848, $171,079 and $162,989 respectively, were incurred in the sale of Participating Stock. The Common Stockholder reimbursed the Company directly for these expenses.

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

          From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 1996, there were no funds held in escrow.


Note 6.   REINSURANCE PREMIUMS

          Under the provisions of the retrocession agreement, the Company will assume additional cessions of $28,028,290 ($24,250,844 at December 31, 1995) relating to premiums written by Motors Insurance Corporation but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.   LETTER OF CREDIT

          The Company has provided an irrevocable letter of credit to MIC, in the amount of $67,350,000 to collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and investments are assigned to collateralize the letter of credit.

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

          Barbados law requires that the Company maintain a minimum capitalization based generally on the amount of premiums earned in the preceding year. At January 1, 1997, the Company's required minimum capital computed in accordance with Barbados law was approximately $4,107,770.

          Retained earnings applicable to the Common and Participating Stockholders are comprised of the following:

                                   Common      Participating     Total
                                   ------      -------------     -----

Balance (Deficit),
  December 31, 1993                (8,274)       6,220,252     6,211,978

Net income (loss) for the year     (7,536)       1,726,094     1,718,558

Net transfers                     (37,410)          37,410          -

Dividends paid                        -         (2,156,304)   (2,156,304)

Redemption of participating
  stock                               -             22,500        22,500
                                ---------       ----------    ----------

Balance (Deficit)
  December 31, 1994               (53,220)       5,849,952     5,796,732

Net income (loss) for the year     18,627        6,883,297     6,901,924

Net transfers                      23,732          (23,732)         -

Dividend paid                         -         (1,188,614)   (1,188,614)

Redemption of participating
  stock                               -              7,500         7,500
                                ---------      -----------   -----------

Balance (Deficit)
  December 31, 1995             $ (10,861)     $11,528,403   $11,517,542

Net income (loss) for the year     14,131        7,440,392     7,454,523

Net transfers                       6,147           (6,147)         -

Dividend paid                           -       (4,007,483)   (4,007,483)

Redemption of participating
  stock                                 -          (51,529)      (51,529)
                                ---------      -----------   -----------

Balance December 31, 1996       $   9,417      $14,903,636   $14,913,053
                                =========      ===========   ===========


                                    PART III


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on April 11, 1996 and one director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:

                                          POSITION WITH THE COMPANY
                                          (AND OTHER EMPLOYMENT DURING
    NAME                     AGE          PAST FIVE YEARS)


William B. Noll.............  54     Chairman, Chief Executive Officer,
                                     President and Director (Executive Vice
                                     President & Chief Financial Officer,
                                     Motors Insurance Corporation ("MIC") March
                                     1993; Group Vice-President, MIC, 1991-
                                     1993; Vice President, MIC, 1989-1990).

                                     Mr. Noll became President and Director in
                                     1995.

Louis S. Carrio, Jr........   53     Vice-President and Director (Vice-Pres-
                                     ident, MIC).

                                     Mr. Carrio became Vice-President and
                                     Director in 1991.

Bernard J. Buselmeier.......  41     Vice-President and Director (Vice-
                                     President and Treasurer, MIC, March 1993;
                                     Treasurer, MIC, 1989-1993)

                                     Mr. Buselmeier became Vice-President and
                                     Director in 1995.

John J. Dunn, Jr............  38     Vice-President and Director
                                     (Assistant Treasurer, MIC,
                                     1995; previously manager,
                                     Coopers & Lybrand, L.L.P.)

                                     Mr. Dunn became Vice-President and
                                     Director in 1996.

Peter R. P. Evelyn ........   55     Director (Attorney, Evelyn, Gittens &
                                     Farmer, a Barbados law firm).

                                     Mr. Evelyn became a Director in 1986.

Warren R. Weidner .........   50     Director (President, Weidner Chevrolet-
                                     Geo, Anderson, IN)
                                     Mr. Weidner became a Director in 1996.

Ronald W. Jones ...........   44     Vice-President, Finance (Managing
                                     Director, Alexander Insurance Managers
                                     (Barbados) Ltd.).

                                     Mr. Jones has served as Vice-President,
                                     Finance since 1987.

Michael B. Boyce...........   56     Secretary (Principal, Colybrand Company
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


Item 11. EXECUTIVE COMPENSATION

No director or officer of the Company is compensated directly for services as such. However, each director and officer of the Company is reimbursed for expenses incurred for attendance at Board, committee, and shareholder meetings. In addition, Mr. Jones is an officer of the Manager, which receives management fees and compensation for financial and administrative services. Mr. Evelyn is a member of the law firm of Evelyn, Gittens & Farmer, which serves as the Company's Barbados counsel; and Mr. Boyce is affiliated with Colybrand Corporate Services Limited, St. Michael, Barbados, which receives compensation for corporate secretarial services provided to the Company.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC owns all of the issued and outstanding shares of the Common Stock of the Company, which consists of 2,000 shares. Warren R. Weidner, a director, owns 100 shares of Participating Stock as a custodian.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION


                                     Part IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Index to Document List

           (1)  Financial Statements

                    The following are included in Item 8:

                    (i)  Independent Auditors' Report.

                   (ii)  Balance Sheets, December 31,
                         1996 and 1995.

                  (iii)  Statements of Income and Retained
                         Earnings for the years ended
                         December 31, 1996, 1995 and 1994.

                   (iv)  Statements of Cash Flows for the
                         years ended December 31, 1996,
                         1995, and 1994.

                    (v)  Notes to Financial Statements.

           (2) Financial Statement Schedules. Schedules are omitted because of the absence of the conditions under which they are required or because the information required is presented in the financial statements or related notes.

           (3)  Exhibits.  The following exhibits are included in response to
                Item 14(c):

                3(a)    Restated Articles of Incorporation and
                        amendments thereto filed by reference to
                        Exhibit 3(i) to Quarterly Report on Form 10Q
                        File No. 33-6534 for the quarterly period ended June 30, 1996.

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

                10(e) Insurance Management Agreement between Registrant and Alexander Insurance Managers (Barbados) Ltd., effective January 1, 1996

                20(a)   Proxy solicitation materials sent to
                        shareholders in connection with annual meeting held on April 11, 1996, filed by reference to
                        Exhibit 20(b) to Annual Report on Form 10-K,
                        File No. 33-6534, for the year ended December
                        31, 1995.

                20(b)   Proxy solicitation materials sent to
                        shareholders in connection with a special meeting held on June 21, 1996.

                20(c)   Proxy solicitation materials sent to
                        shareholders in connection with annual meeting to be held on March 27, 1997.

                27      Financial Data Schedule.

                28(c)   Certificate of Barbados Residency filed by reference to
                        Exhibit 28(c) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

                99(a) Certification Form filed by reference to Exhibit 28(a) to Amendment No. 2 to Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

                99(b) Guarantee issued by the Minister of Finance of Barbados filed by reference to Exhibit 99(b) to Amendment No. 2 to Registration Statement on Form S-2, File No. 33-60105, dated April 23, 1996.

      (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 1996 have been filed.


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

                             Date: March 17, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

   Signature                          Title                    Date
   ---------                          -----                    ----

s/William B. Noll             Chairman, Chief Executive   March 21, 1997
  William B. Noll             Officer, President and
                              Director

s/Louis S. Carrio, Jr.        Vice-President and          March 21, 1997
  Louis S. Carrio, Jr.        Director

s/John J. Dunn, Jr.           Vice-President and          March 21, 1997
  John J. Dunn, Jr.           Director

s/Bernard J. Buselmeier       Vice-President and          March 21, 1997
  Bernard J. Buselmeier       Director

                              Director
  Warren R. Weidner

s/Peter R. P. Evelyn          Director                    March 17, 1997
  Peter R. P. Evelyn

s/Ronald W. Jones             Vice-President,             March 17, 1997
  Ronald W. Jones             Finance, Principal
                              Financial and
                              Accounting Officer


          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

          Proxy solicitation materials were sent to shareholders in connection with the annual meeting held on April 11, 1996, a special meeting of the shareholders held on June 21, 1996, and in connection with the 1997 annual meeting, to be held on March 27, 1997.