Form 10-Q
period 1997-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1997-05-15
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For quarterly period ended         March 31, 1997

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission File Number      33-6534

           Motors Mechanical Reinsurance Company, Limited
       (Exact name of registrant as specified in its charter)

           Barbados                              N/A
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

        Bishops Court Hill, St. Michael, Barbados       N/A
        (Address of principle executive offices)     (Zip Code)

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

                 Yes  X    No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of March 31, 1997

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            26,200


         This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              1.  Balance Sheets, March 31, 1997 and December 31,
                  1996.

              2. Statements of Income and Retained Earnings for the three month periods ended March 31, 1997 and 1996.

              3. Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996.

         In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                                  March 31, 1997    December 31,
                                                  (unaudited)          1996

ASSETS

         Investments                              $ 73,091,794     $ 66,647,930
         Cash and cash equivalents                   4,954,444       12,926,272
         Accrued investment income                   1,195,737        1,453,691
         Due from Motors Insurance Corporation       3,195,588        3,158,064
         Deferred acquisition costs                 22,527,796       21,855,207
         Prepaid expenses                               32,045                0
                                                   -----------      -----------
         Total Assets                             $104,997,404     $106,041,164
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
            Unearned premiums                     $ 86,670,729     $ 84,084,870
            Loss reserves                            4,448,206        4,284,304
            Accrued liabilities                        191,775          110,416
                                                   -----------     ------------

         Total liabilities                          91,310,710       88,479,590
                                                   -----------     ------------

         STOCKHOLDERS' EQUITY

            Share Capital
                Common Stock-no par value;
                   Authorized - 2,000 shares;
                   issued and outstanding -
                   2,000                               200,000          200,000

                Participating Stock-no par value;
                   Authorized - 100,000 shares;
                   issued and outstanding -
                   26,200 shares as of March 31,
                   1997 and 25,400 shares as of
                   December 31, 1996                 1,965,000        1,905,000
                                                     ---------        ---------
                                                     2,165,000        2,105,000


            Retained Earnings                       12,298,503       14,913,053
            Unrealized (depreciation)
                appreciation on investments           (776,809)         543,521
                                                  ------------     ------------

            Total Stockholders' Equity              13,686,694       17,561,574
                                                  ------------     ------------


           Total Liabilities and Stockholders'
                Equity                            $104,997,404     $106,041,164
                                                  ============     ============



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
              MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                 Three Month Periods
                                                    Ended March 31,
                                              1997                    1996

INCOME

   Reinsurance premiums assumed            $12,778,711            $11,112,677
   Increase in unearned premiums             2,585,859              2,875,326
                                           -----------           ------------

   Premiums earned                          10,192,852              8,237,351
                                           -----------           ------------

   Investment income
   Interest earned                           1,215,397                984,112
   Realized (losses) gains
      on investments                          (566,108)               753,461
                                           -----------           ------------

   Investment income                           649,289              1,737,573
                                           -----------           ------------

TOTAL INCOME                                10,842,141              9,974,924
                                           -----------           ------------

EXPENSES

   Acquisition costs                         2,649,915              2,141,294
   Losses paid                               6,287,926              5,534,349
   Increase in loss reserves                   163,902                112,127
   Administrative expenses
     - Related Parties                          56,663                 48,791
     - Other                                   101,555                121,995
                                           -----------           ------------

TOTAL EXPENSES                               9,259,961              7,958,556
                                           -----------           ------------

NET INCOME                                   1,582,180              2,016,368

RETAINED EARNINGS,
   beginning of period                      14,913,053             11,517,542

LESS:  DIVIDENDS                            (4,196,730)                     0
                                           -----------           ------------

RETAINED EARNINGS,
   end of period                          $ 12,298,503            $13,533,910
                                           ===========           ============



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                  MARCH 31, 1997 AND MARCH 31, 1996 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                      Three Month Periods Ended
                                                             March 31,
                                                        1997            1996
Cash flows from operating activities:
   Reinsurance premiums collected                   $12,497,461     $11,119,421
   Losses and acquisition expenses paid              (9,349,941)     (8,091,789)
   Administrative expenses paid                        (127,667)       (133,654)
   Investment income received                         1,475,351       2,333,344
                                                    -----------     -----------

Net cash provided by operating activities             4,495,204       5,227,322
                                                    -----------     -----------

Cash flows from investing activities:
   Purchases of investments                        (103,071,845)    (54,464,499)
   Sales and maturities of investments               94,741,543      55,895,132
                                                    -----------     -----------
Net cash invested                                    (8,330,302)      1,430,633
                                                    -----------     -----------

Cash flows from financing activities:
   Proceeds from issuance of Participating
     Stock                                               60,000          37,500
   Dividends paid                                    (4,196,730)              0
                                                    -----------     -----------

Net cash (used in) provided by
   financing activities                              (4,136,730)         37,500
                                                    -----------     -----------

(Decrease) increase in cash and cash
     equivalents                                     (7,971,828)      6,695,455
Cash and cash equivalents, beginning
     of period                                       12,926,272       7,093,106
                                                    -----------     -----------
Cash and cash equivalents, end
     of period                                      $ 4,954,444     $13,788,561
                                                    ===========     ===========

Reconciliation of net income to net cash provided by operating activities:

   Net income                                         1,582,180       2,016,368
   Realized losses (gains) on investments               566,108        (753,461)
   Change in:
     Accrued investment income                          257,954       1,348,241
     Due from Motors Insurance Corporation              (37,524)        322,866
     Deferred acquisition costs                        (672,589)       (748,036)
     Prepaid expenses                                   (32,045)              0
     Unearned premiums                                2,585,859       2,875,326
     Loss reserves                                      163,902         112,127
     Accrued liabilities                                 81,359          53,891
                                                    -----------     -----------

Net cash provided by operating activities           $ 4,495,204      $5,227,322
                                                    ===========     ===========



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

On March 27, 1997, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $4,196,730.

Capital Resources. During the quarter ended March 31, 1997, 8 new series of Shares were added bringing the total number of series issued and outstanding to 262 as of the end of the quarter. As of March 31, 1997, the share capital of the Company was $2,165,000 (compared with $2,105,000 as of December 31, 1996) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,965,000 (compared with $1,905,000 as of December 31, 1996). In addition, the Company had surplus from retained earnings in the amount of $12,298,503 as of March 31, 1997 compared with $14,913,053 as of December 31, 1996. The net decrease in retained earnings is attributable to the dividend paid on March 27, 1997.

Results of Operations. During the quarter ended March 31, 1997, the Company had net income of $1,582,180, compared with net income of $2,016,368 for the quarter ended March 31, 1996. As discussed below, the decrease in net income for the quarter ended March 31, 1997 compared to the comparable period of 1996 is the result of realised losses on the sale of investment securities which offset increases in interest earned and underwriting income.

Premiums earned increased to $10,192,852 during the quarter ended March 31, 1997 compared to $8,237,351 for the same period in 1996. Expenses incurred during the quarter ended March 31, 1997 were $9,259,961 compared to $7,958,556 for the comparable quarter of 1996. Net underwriting income for the quarter ended March 31, 1997 was $932,891 compared to $278,795 for the comparable period in 1996. The ratio of losses incurred to premiums earned for the quarter under review was 63.3% compared to 68.6% for the comparable period in 1996.

Investment income for the quarter ended March 31, 1997 was $649,289 compared to $1,737,573 for the comparable period of 1996. During the quarter under review, the Company incurred losses on the sale of investment securities of $566,108, compared to gains of $753,461 during the comparable period of 1996. As of March 31, 1997, the Company had net unrealized depreciation of $776,809 on its investments compared to unrealized appreciation of $543,521 as of December 31, 1996. The losses on the sale of investment assets during the quarter under review compared to the corresponding periods in 1996 and the change in the amount of unrealized position on the portfolio as of March 31, 1997 compared to December 31, 1996 are in large part attributable to increases in long term interest rates which resulted in decreases in the market value of the Company's investment portfolio.

For the quarter ended March 31, 1997 the Company had interest income of $1,215,397 compared to $984,112 for the comparable period of 1996. These increases were largely attributable to increases in the amount of assets under management combined with higher interest rates.



PART II.          OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

At the annual meeting of shareholders of the Company held on March 27, 1997, the holder of the Common Stock re-elected five directors, William B. Noll, Louis S. Carrio, Jr., Bernard J. Buselmeier, John J. Dunn, Jr., and Peter R.P. Evelyn. The holder of Participating Shares unanimously elected the sixth director, Gregory L. Greenwood. The holder of the Common Stock also re-elected Robert E. Capstack as alternative director for Mr. Carrio.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

     (27)Financial Data Schedule

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


Dated:  May 8, 1997