Form 10-Q
period 1997-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1997-08-14
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For quarterly period ended         June 30, 1997

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

                 Yes  X    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of June 30, 1997

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            27,100


     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  1.       Balance Sheets, June 30, 1997 and December 31,
                           1996.

                  2. Statements of Income and Retained Earnings for the three month periods ended June 30, 1997 and 1996 and the six month periods ended June 30, 1997 and 1996.

                  3. Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                        June 30, 1997        December 31,
                                                         (unaudited)             1996

ASSETS
   Investments                                           $ 71,804,974       $ 66,647,930
   Cash and cash equivalents                               11,823,896         12,926,272
   Accrued investment income                                1,139,247          1,453,691
   Due from Motors Insurance Corporation                    4,238,834          3,158,064
   Deferred acquisition costs                              23,495,274         21,855,207
   Prepaid expenses                                            32,958                  0
                                                         ------------       ------------
   Total Assets                                          $112,535,183       $106,041,164
                                                         ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
      Unearned premiums                                  $ 90,390,212       $ 84,084,870
      Loss reserves                                         4,972,965          4,284,304
      Accrued liabilities                                     148,359            110,416
                                                         ------------       ------------
   Total liabilities                                       95,511,536         88,479,590
                                                         ------------       ------------

   STOCKHOLDERS' EQUITY

      Share Capital
          Common Stock-no par value;
            Authorized - 2,000 shares;
            issued and outstanding -
            2,000                                             200,000            200,000

          Participating Stock-no par value;
            Authorized - 100,000 shares;
            issued and  outstanding  -
            27,100 shares as of June 30,
            1997 and 25,400 shares as of
            December 31, 1996                               2,032,500          1,905,000
                                                         ------------       ------------
                                                            2,232,500          2,105,000

      Retained Earnings                                    14,293,871         14,913,053

      Unrealized appreciation
        on investments                                        497,276            543,521
                                                         ------------       ------------

      Total Stockholders' Equity                           17,023,647         17,561,574
                                                         ------------       ------------
      Total Liabilities and Stockholders'
        Equity                                           $112,535,183       $106,041,164
                                                         ============       ============




                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
           MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996 AND THE
             SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                        Three Month Periods                    Six Month Periods
                                           Ended June 30,                         Ended June 30,
INCOME                                 1997               1996                1997           1996

 Reinsurance premiums
   assumed                         $15,112,998         $11,911,576         $27,891,709         $23,024,253
   Increase in unearned
     premiums                      $ 3,719,483           3,139,214           6,305,342           6,014,540
                                   -----------         -----------         -----------         -----------
   Premiums earned                  11,393,515           8,772,362          21,586,367          17,009,713
                                   -----------         -----------         -----------         -----------

   Investment income
     Interest earned                 1,259,529           1,375,216           2,474,926           2,359,328
     Realized gains
      (losses) on
      investments                      (45,149)           (722,359)           (611,257)             31,102
                                   -----------         -----------         -----------         -----------
   Investment income                 1,214,380             652,857           1,863,669           2,390,430
                                   -----------         -----------         -----------         -----------
TOTAL INCOME                        12,607,895           9,425,219          23,450,036          19,400,143
                                   -----------         -----------         -----------         -----------
EXPENSES

   Acquisition costs                 2,961,947           2,280,495           5,611,862           4,421,789
   Losses paid                       7,009,616           5,455,423          13,297,542          10,989,772
   Increase in
     loss reserves                     524,760             233,949             688,662             346,076
   Administrative
     expenses
     - Related Parties                  54,915              59,638             111,578             108,429
     - Other                            61,289             110,911             162,844             232,906
                                   -----------         -----------         -----------         -----------

TOTAL EXPENSES                      10,612,527           8,140,416          19,872,488          16,098,972
                                   -----------         -----------         -----------         -----------

NET INCOME                           1,995,368           1,284,803           3,577,548           3,301,171

RETAINED EARNINGS,
   beginning of period              12,298,503          13,533,910          14,913,053          11,517,542

LESS:  DIVIDENDS                             0          (4,007,483)         (4,196,730)         (4,007,483)

LESS:  REDEMPTION OF
  PARTICIPATING STOCK                        0             (51,529)                  0             (51,529)
                                   -----------         -----------         -----------         -----------

RETAINED EARNINGS,
   end of period                   $14,293,871         $10,759,701         $14,293,871         $10,759,701
                                   ===========         ===========         ===========         ===========





                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                   JUNE 30, 1997 AND JUNE 30, 1996 (UNAUDITED)
                           (Expressed in U.S. Dollars)



                                                                         Six Month Periods
                                                                            Ended June 30,
                                                                         1997           1996

Cash flows from operating activities:
  Reinsurance premiums collected                                    $25,276,172   $ 22,232,098
  Losses and acquisition expenses paid                              (18,960,372)   (16,515,466)
  Administrative expenses paid                                         (327,770)      (290,861)
  Investment income received                                          2,793,370      3,129,659
                                                                   ------------    -----------
Net cash provided by operating activities                             8,781,400      8,555,430
                                                                   ------------    -----------
Cash flows from investing activities:
   Purchases of investments                                        (181,563,781)  (115,555,008)
   Sales and maturities of investments                              175,749,235    115,120,580
                                                                   ------------    -----------
Net cash invested                                                    (5,814,546)      (434,428)
                                                                   ------------    -----------
Cash flows from financing activities:
   Proceeds from issuance of Participating Stock                        127,500         52,500
   Redemption of participating stock                                          0        (74,029)
   Dividends paid                                                    (4,196,730)    (4,007,483)
                                                                   ------------    -----------
Net cash (used in) provided by financing activities                  (4,069,230)     4,029,012
                                                                   ------------
(Decrease) increase in cash and cash equivalents                     (1,102,376)     4,091,990
Cash and cash equivalents, beginning of period                       12,926,272      7,093,106
                                                                   ------------    -----------
Cash and cash equivalents, end of period                            $11,823,896    $11,185,096

Reconciliation of net income to net cash provided by operating activities:

   Net income                                                         3,577,548      3,301,171
   Realized losses(gains) on investments                                611,257        (31,102)
   Change in:
     Accrued investment income                                          314,444        769,355
     Due from Motors Insurance Corporation                           (1,080,770)      (297,802)
     Deferred acquisition costs                                      (1,640,067)    (1,564,582)
     Prepaid expenses                                                   (32,958)       (28,223)
     Unearned premiums                                                6,305,342      6,014,540
     Loss reserves                                                      688,661        346,076
     Accrued liabilities                                                 37,943         45,997
                                                                     ----------     ----------
Net cash provided by operating activities                           $ 8,781,400    $ 8,555,430
                                                                     ==========     ==========




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

Capital Resources. During the quarter ended June 30, 1997, 9 new series of Shares were added bringing the total number of series issued and outstanding to 271 as of the end of the quarter. As of June 30, 1997, the share capital of the Company was $2,232,500 (compared with $2,105,000 as of December 31, 1996) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $2,032,500 (compared with $1,905,000 as of December 31, 1996). In addition, the Company had surplus from retained earnings in the amount of $14,293,871 as of June 30, 1997 compared with $14,913,053 as of December 31, 1996.

Results of Operations. During the quarter ended June 30, 1997, the Company had net income of $1,995,368, compared with net income of $1,284,803 for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, the Company had net income of $3,577,548, compared with net income of $3,301,171 for the comparable period in 1996. As discussed below the increase in net income for the quarter ended June 30, 1997 compared to the comparable period of 1996 is primarily attributable to improved underwriting results and a smaller loss on the sale of investments. The increase in net income for the six months ended June 30, 1997 compared to the comparable period of 1996 is primarily attributable to improved underwriting results which offset a decline in investment income.

Premium earned increased to $11,393,515 during the quarter ended June 30, 1997 compared to $8,772,362 for the same period in 1996. Expenses incurred during the quarter ended June 30, 1997 were $10,612,527 compared to $8,140,416 for the comparable quarter of 1996. Net underwriting income for the quarter ended June 30, 1997 was $780,988 compared to $631,946 for the comparable period in 1996. The ratio of losses incurred to premiums earned for the quarter ended June 30, 1997 was 66.1% compared to 64.9% for the comparable period in 1996.

For the six month period ended June 30, 1997, the Company had earned premiums of $21,586,367 compared to $17,009,713 for the comparable period of 1996. Expenses incurred during the six month period ended June 30, 1997 were $19,872,488 compared to $16,098,972 for the comparable period in 1996. Net underwriting income for the Company was $1,713,879 for the six month period ended June 30, 1997 compared to $910,741 for the comparable period in 1996. The loss ratio for the six month period ended June 30, 1997 was 64.8%, compared to 66.6% for the six month period ended June 30, 1996.

Investment income for the quarter ended June 30, 1997 was $1,214,380 compared to $652,857 for the comparable period of 1996. Investment income for the six month period ended June 30, 1997 was $1,863,669 compared to $2,390,430 for the comparable period of 1996. During the quarter ended June 30, 1997, the Company realised losses on the sale of investment securities of $45,149, compared to losses of $722,359 during the comparable period of 1996. During the six month period ended June 30, 1997, the Company realized net losses on the sale of investment securities of $611,257 compared to gains of $31,102 during the comparable period of 1996. During the six month period ended June 30, 1996, the Company sold investment securities in anticipation of increases in interest rates. These sales resulted in realized gains during the first quarter of 1996 which gains were largely offset by realized losses during the second quarter of 1996 with the Company realizing a modest net gain for the six month period ended June 30, 1996. The Company realized losses on the sale of investment securities during the quarter and the six month period ended June 30, 1997, as a result of sales made in anticipation of higher interest rates. As of June 30, 1997, the Company had net unrealized appreciation of $497,276 on its investments compared to unrealized appreciation of $543,521 as of December 31, 1996.

For the quarter ended June 30, 1997, the Company had interest income of $1,259,529 compared to $1,375,216 for the comparable period of 1996. For the six month period ended June 30, 1997, the Company had interest income of $2,474,926 compared to $2,359,328 for the comparable period of 1996. These increases were largely attributable to an increase in funds available for investment which was partially offset by reductions in portfolio yields and coupon rates on invested assets.



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


Dated:  August 7, 1997