Form 10-Q
period 1997-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1997-11-14
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended    September 30, 1997

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

                 Yes  X    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of September 30, 1997

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            27,900


     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  1. Balance Sheets as at September 30, 1997 and December 31, 1996.

                  2. Statements of Income and Retained Earnings for the three month periods ended September 30, 1997 and 1996 and the nine month periods ended September 30, 1997 and 1996.

                  3. Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996.

         In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.



                                  MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                                  BALANCE SHEETS
                                            (Expressed in U.S. Dollars)


                                                  September 30, 1997  December 31,
                                                      (unaudited)         1996


ASSETS
  Investments                                        $ 83,224,737     $ 66,647,930
  Cash and cash equivalents                             5,897,024       12,926,272
  Accrued investment income                             2,070,282        1,453,691
  Due from Motors Insurance Corporation                 4,166,156        3,158,064
  Deferred acquisition costs                           24,791,331       21,855,207
  Prepaid expenses                                         34,085                0
                                                     ------------     ------------
  Total Assets                                       $120,183,615     $106,041,164
                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
     Unearned premiums                               $ 95,370,255     $ 84,084,870
     Loss reserves                                      5,206,710        4,284,304
     Accrued liabilities                                  110,949          110,416

  Total liabilities                                   100,687,914       88,479,590

  STOCKHOLDERS' EQUITY

     Share Capital
         Common Stock-no par value;
            Authorized - 2,000 shares;
            issued and outstanding -
            2,000                                         200,000          200,000

         Participating  Stock-no par value;
           Authorized - 100,000 shares;
           issued and  outstanding  -
           27,900 shares as of September 30,
           1997 and 25,400 shares as of
           December 31, 1996                            2,092,500        1,905,000
                                                     ------------     ------------
                                                                         2,105,000

     Retained Earnings                                 16,471,791       14,913,053

     Unrealized appreciation
       on investments                                     731,410          543,521

     Total Stockholders' Equity                        19,495,701       17,561,574
                                                     ------------     ------------
     Total Liabilities and Stockholders'
         Equity                                      $120,183,615     $106,041,164
                                                     ============     ============



                                           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                      STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
                                  MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 AND
                               THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                                             (UNAUDITED)
                                                     (Expressed in U.S. Dollars)

                                    Three Month Periods                         Nine Month Periods
                                    Ended September 30,                         Ended September 30,
INCOME                            1997                 1996                   1997                 1996

 Reinsurance premiums
     assumed                  $16,624,973           $11,888,323           $44,516,682           $34,912,576
   Increase in unearned
     premiums                   4,980,043             2,619,252            11,285,385             8,633,792
   Premiums earned             11,644,930             9,269,071            33,231,297            26,278,784

   Investment income
     Interest earned            1,322,355             1,696,455             3,797,281             4,055,783
     Realized gains
      (losses) on
      investments                 802,776              (622,769)              191,518              (591,667)
   Investment income            2,125,131             1,073,686             3,988,799             3,464,116

TOTAL INCOME                   13,770,061            10,342,757            37,220,096            29,742,900


EXPENSES

   Acquisition costs            3,027,845             2,409,510             8,639,707             6,831,299
   Losses paid                  8,213,214             6,143,524            21,510,756            17,133,296
   Increase in
     loss reserves                233,745               221,887               922,406               567,963
   Administrative
     expenses
     - Related Parties             53,356                50,937               164,934               159,366
     - Other                       63,981                53,987               226,825               286,893

TOTAL EXPENSES                 11,592,141             8,879,845            31,464,628            24,978,817

NET INCOME                      2,177,920             1,462,912             5,755,468             4,764,083

RETAINED EARNINGS,
   beginning of period         14,293,871            10,759,701            14,913,053           11,517,542

LESS:  DIVIDENDS                        0                     0            (4,196,730)          (4,007,483)

LESS:  REDEMPTION OF
  PARTICIPATING STOCK                   0                     0                     0              (51,529)

RETAINED EARNINGS,
   end of period              $16,471,791           $12,222,613           $16,471,791          $12,222,613
                              ===========           ===========           ===========          ===========




                                               MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                          STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
                                            SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 (UNAUDITED)
                                                         (Expressed in U.S. Dollars)

                                                                  Nine Month Periods
                                                                  Ended September 30,
                                                            1997                  1996


Cash flows from operating activities:
  Reinsurance premiums collected                       $ 40,389,171           $ 34,143,674
  Losses and acquisition expenses paid                  (29,899,413)           (25,067,930)
  Administrative  expenses paid                            (497,066)              (418,202)
  Investment income received                              3,184,690              5,116,370
Net cash provided by operating activities                13,177,382             13,773,912

Cash flows from investing activities:
   Purchases of investments                            (229,247,631)          (191,038,040)
   Sales and maturities of investments                  213,050,231            177,877,759
Net cash invested                                       (16,197,400)           (13,160,281)

Cash flows from financing activities:
   Proceeds from issuance of Participating
     Stock                                                  187,500                 23,471
   Redemption of participating stock                              0                      0
   Dividends paid                                        (4,196,730)             (4,007,483)

Net cash (used in) provided by
  financing activities                                   (4,009,230)              3,984,012

(Decrease) increase in cash and cash
     equivalents                                         (7,029,248)             (3,370,381)
Cash and cash equivalents, beginning
     of period                                           12,926,272               7,093,106

Cash and cash equivalents, end
     of period                                          $ 5,897,024           $  3,722,725
                                                       ============           ============

Reconciliation of net income to net cash provided by operating activities:

   Net income                                             5,755,468              4,764,083
   Realized losses(gains) on investments                   (191,518)               138,381
   Change in:
     Accrued investment income                             (616,591)             1,512,897
     Due from Motors Insurance Corporation               (1,008,092)               386,486
     Deferred acquisition costs                          (2,936,124)            (2,246,071)
     Prepaid expenses                                       (34,085)                  (625)
     Unearned premiums                                   11,285,385              8,633,793
     Loss reserves                                          922,406                567,962
     Accrued liabilities                                        533                 17,006
                                                       ------------
Net cash provided by operating activities              $ 13,177,382           $ 13,773,912
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

Capital Resources. During the quarter ended September 30, 1997, 8 new series of Shares were added bringing the total number of series issued and outstanding to 279 as of the end of the quarter. As of September 30, 1997, the share capital of the Company was $2,292,500 (compared with $2,105,000 as of December 31, 1996) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $2,092,500 (compared with $1,905,000 as of December 31, 1996). In addition, the Company had surplus from retained earnings in the amount of $16,471,791 as of September 30, 1997 compared with $14,913,053 as of December 31, 1996.

Results of Operations. During the quarter ended September 30, 1997, the Company had net income of $2,117,920, compared with net income of $1,462,912 for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997, the Company had net income of $5,755,468 compared with net income of $4,764,083 for the corresponding period in 1996. As discussed below, the increase in net income for the quarter ended September 30, 1997 compared to the corresponding period of 1996 is attributable to improved investment performance which offset a reduction in underwriting income. The increase in net income for the nine month period ended September 30, 1997 compared to the corresponding period in 1996 is due to increases in both underwriting and investment income.

Premiums earned increased to $11,644,930 during the quarter ended September 30, 1997 compared to $9,269,071 for the corresponding period in 1996. Expenses incurred during the quarter ended September 30, 1997 were $11,592,141 compared to $8,879,845 for the corresponding quarter of 1996. Net underwriting income for the quarter ended September 30, 1997 was $52,789 compared to $389,226 for the corresponding period in 1996. This decrease in net underwriting income was in part attributable to an increase in the ratio of losses incurred to premiums earned for the quarter ended September 30, 1997 to 72.5% from 68.7% for the corresponding period in 1996.

For the nine month period ended September 30, 1997, the Company had earned premiums of $33,231,297 compared to $26,278,784 for the corresponding period of 1996. Expenses incurred during the nine month period ended September 30, 1997 were $31,464,628 compared to $24,978,817 for the corresponding period in 1996. Net underwriting income for the Company was $1,766,669 for the nine month period ended September 30, 1997 compared to $1,299,967 for the corresponding period in 1996. The loss ratio for the nine month period ended September 30, 1997 was 67.5%, compared to 67.4% for the nine month period ended September 30, 1996.

Investment income for the quarter ended September 30, 1997 was $2,125,131 compared to $1,073,686 for the corresponding period of 1996. This increase was largely attributable to an increase in gains realized on the sale of investments which offset a reduction in interest income. Investment income for the nine month period ended September 30, 1997 was $3,988,799 compared to $3,464,116 for the corresponding period of 1996. During the quarter ended September 30, 1997, the Company realised gains on the sale of investment securities of $802,776, compared to losses of $622,769 during the corresponding period of 1996. As of September 30, 1997, the Company had net unrealized appreciation of $731,410 on its investments compared to unrealized appreciation of $543,521 as of December 31, 1996.

For the quarter ended September 30, 1997, the Company had interest income of $1,322,355 compared to $1,696,455 for the corresponding period of 1996. For the nine month period ended September 30, 1997, the Company had interest income of $3,797,281 compared to $4,055,783 for the corresponding period of 1996. These decreases were largely attributable to reductions in portfolio yields and coupon rates on invested assets which were partially offset by an increase in funds available for investment.



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

                   MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED  (Registrant)


                                    By:     /s/Ronald W. Jones
                                            Ronald W. Jones
                                            Vice President, Finance
                                            Signing on behalf of
                                            the Registrant, and
                                            Principal Financial Officer


Dated:  November 10, 1997