Form 10-K
period 1997-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1998-03-31
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X      Annual Report Pursuant to Section 13 or 15(d) of
-----    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

                                       Or

         Transition Report Pursuant to Section 13 or 15(d) of
-----    The Securities Exchange Act of 1934

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

                                      None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X   No
                                          ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998, was $2,152,500.*

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                                As of March 1, 1998
                   -----                                -------------------

     Common Stock, no-par value                                 2,000
     Participating Stock, no-par value                         28,700


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

THE RETROCESSION

The Retroceding Company. MIC, the retroceding company under the Retrocession Agreement described below, is a stock insurance company organized under the laws of New York. All of MIC's outstanding stock is owned by GMAC Insurance Holdings, Inc., a subsidiary of General Motors Acceptance Corporation which, in turn, is a wholly owned subsidiary of GM. MIC, directly and through its subsidiaries, offers property and casualty coverages in all 50 states and the District of Columbia, Canada, Europe, Latin America and Asia Pacific. MIC consistently has been awarded A.M. Best Company's insurance financial rating of A + (Superior), one of the highest possible ratings.

The Retrocession Agreement -- Principal Agreement. The Company has entered into a "quota share" retrocession agreement (the "Agreement") which became effective as of December 11, 1987. Pursuant to the Agreement, MIC retrocedes to the Company, and the Company is obligated to assume, MIC's risks in respect of policies issued by any MIC subsidiary and reinsured by MIC that cover motor vehicle mechanical service agreements, to the extent that risks under such policies are attributable to an MIC Mechanical Account in respect of which a series of Shares is issued and outstanding. MIC retrocedes 100% of the risk and the Company receives 75% of the original gross premium, reduced by agents' commissions, if any, and cancellations. The remaining 25% of the net premium is retained by MIC as a ceding commission. The Company assumes 75% of the risk with respect to these policies and MIC pays 56.25% of the net premium at the time the policies are written. The remaining 25% of the risk is ceded to the Company and MIC pays 18.75% of the net premium as the premiums are earned. Net settlements between the Company and MIC are made quarterly and accordingly will fluctuate quarter to quarter.

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

For purposes of establishing loss reserves, the Company relies upon the advice of MIC. Loss reserves are established after periodic actuarial reviews, based on judgments of the effects of technological change, manufacturers' warranties, and MIC's historical experience with motor vehicle mechanical service agreements. Consequently, the determination of loss reserves is an estimate and a process inherently subject to a number of highly variable factors. Any adjustments to reserves are reflected in the operating results for the periods in which they become known.

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the years ended December 31, 1997, 1996, and 1995 were 68.1%, 66.6% and 67.5% respectively.

The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1997, 1996 and 1995:

                                                   Year Ended
                                -----------------------------------------------
                                  12/31/97          12/31/96          12/31/95
                                  --------          --------          --------
Beginning balance in
reserves for losses.........    $ 4,284,304       $ 3,480,334       $ 2,660,270
                                -----------       -----------       -----------
Add-provision for losses
incurred related to:

  Current claim year........     31,904,950        24,080,078        19,540,192

  Prior claim years.........       (746,024)          (42,251)         (109,160)
                                -----------        ----------       -----------
      Total.................     31,158,926        24,037,827        19,431,032
                                -----------        ----------       -----------
Deduct-paid losses
attributable to:

  Current claim year........     27,024,981        20,330,269        16,461,768

  Prior claim years.........      2,997,089         2,903,588         2,149,200
                                -----------        ----------       -----------
      Total.................     30,022,070        23,233,857        18,610,968
                                -----------        ----------       -----------
Ending balance in reserves
for losses..................    $ 5,421,160       $ 4,284,304       $ 3,480,334
                                ===========       ===========       ===========


The following table analyzes the development of losses and loss adjustment expenses from January 1, 1992 through December 31, 1997.

                                                        Years Ended
                           ----------------------------------------------------------------------
                            12/31/92    12/31/93    12/31/94    12/31/95    12/31/96    12/31/97
                            --------    --------    --------    --------    --------    --------
Liability for unpaid
  claims and claims
  adjustment expense       $1,622,855  $1,910,030  $2,660,270  $3,480,334  $4,284,304  $5,421,160
                           ==========  ==========  ==========  ==========  ==========  ==========
Paid (cumulative) in
  subsequent year(s)       $1,261,788  $1,552,900  $2,149,200  $2,903,588   2,997,089

Estimated unpaid
  liability as of
  year end*                   226,818     293,406     401,910     534,495     541,191
                           ----------  ----------  ----------  ----------  ----------
Cumulative Deficiency
  (Redundancy)             $ (134,249) $  (63,724) $ (109,160) $  (42,251) $ (746,024)
                           ==========  ==========  ==========  ==========  ==========


* Because mechanical breakdown claims are generally paid within 90 days of when they are incurred, liability for unpaid claims incurred in prior years is negligible. Accordingly, liability for unpaid claims incurred in all prior years has been combined at each year end.


The table shows initial estimated reserves at December 31, 1997, 1996, 1995, 1994, 1993, and 1992 and amounts paid on claims unsettled at each prior period end. Claims are typically processed for payment at the time the claim is reported. Therefore, the recorded claim liability at each year end represents the estimated incurred but not reported claims and claims in the process of payment. The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.

The policies reinsured by the Company are written for multiple years (up to six years) and losses do not occur equally over the period for which the policy is written but tend to be clustered in the later years. Therefore, loss experience for prior years may not be indicative of that for future years.

INVESTMENT INCOME

A major source of income to an insurance company is income earned on the investment of amounts not currently required to meet losses or expenses. The principal funds available for investment by the Company come from accumulated capital and the cumulative excess of premiums collected over losses and operating expenses paid.

The Company's funds are invested in a manner consistent with investment guidelines that are proposed by the Investment Committee for adoption by the Board. The Company invests primarily in U.S. dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers and U.S. dollar-denominated bank certificates of deposit issued by foreign banks and foreign branches of U.S. banks. Subject to the satisfaction of certain conditions, the Company may make limited investments in non-U.S. dollar denominated bonds, on a fully currency-hedged basis. The Company may invest only in securities and certificates which are rated at least Aa3 by Moody's or AA- by Standard & Poor's or the equivalent, or are guaranteed by such an issuer. However, certain unrated securities may also be held if, in the opinion of the investment manager, they have at least equivalent credit standing to the above rating standard. The Investment Committee reviews on a regular basis and, where appropriate, recommends for Board approval revisions to the investment objectives and guidelines for management of the Company's funds. There can be no assurance, however, as to whether a particular investment objective, once adopted, can be achieved or that adverse factors would not cause a decrease in the overall value of the Company's investment portfolio.

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

Rothschild Asset Management Limited ("Rothschild") manages the investment and reinvestment of the Company's funds in accordance with the investment policies and guidelines recommended by the Investment Committee and adopted by the Board. Rothschild is one of the leading institutions engaged in the management of offshore fixed-income portfolios and has been providing this service since 1974 as an affiliate of NM Rothschild and Sons Limited, a prominent merchant bank in London which has been in the investment management business worldwide for more than 100 years. Rothschild charges a management fee of 0.225% per annum on the first $20,000,000 of assets under management, 0.20% per annum on the next $20,000,000 and 0.15% per annum on the excess thereof based on the market value of the Company's investment portfolio at the end of each calendar quarter.

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

The consideration received by the Company upon the issuance of a particular series of Shares and the Common Stock as a class are allocated to the Subsidiary Capital Account for that series or class. Items of income and expense and losses attributable to insurance underwriting activities are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. Investment experience, and other items of income and expense, gains and losses and distributions with respect to the Capital Stock, are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. All such accounting determinations are made using accounting principles generally accepted in the United States, unless otherwise required by the Articles.

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

(7) (a) If, after the credits and charges described in paragraphs 1-6 above are made to the Subsidiary Capital Accounts there exists a deficit in one or more of the accounts, then each such deficit is allocated to and charged against:

(i) first, the Subsidiary Capital Account for the Common Stock to the extent of Restricted Earned Surplus (the phrase "Restricted Earned Surplus" refers to the portion of the earned surplus, if any, in the Subsidiary Capital Account for the Common Stock equal to that 1-1/3% of the premiums ceded to the Company during the immediately preceding five-year period which was subtracted from the Subsidiary Capital Accounts for the Shares pursuant to paragraph (1)(a) above, net of losses allocated to that account during such period pursuant to the allocation procedure described in this paragraph (7) and net of return premiums allocated to that Account during such period pursuant to the allocation procedure described in paragraph (1)(d) above);

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

Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each Account had a balance of $7,500 representing the amount paid for the Shares of that series. During the year ended December 31, 1997, $2,701,252 of net underwriting gains and $503,020 of administrative expenses were allocated among the 282 series of Shares outstanding as of December 31, 1997, and $5,704,678 of net investment income was allocated among such series of Shares and the Common Stock.

As of December 31, 1997, 223 series of Shares outstanding had balances greater than or equal to $7,500 (ranging from $7,500 to $714,297) and 59 of such series had balances less than $7,500 (ranging from $6,760 to zero). (The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore may not be indicative of future accumulated amounts.) At December 31, 1997, an aggregate of $2,808,551 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 46 Subsidiary Capital Accounts and remained outstanding at that date including net deficits of $589,940 associated with 4 series of Shares that have been redeemed. As of December 31, 1997, $1,278,936 of aggregate deficits has been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding. Of this amount $581,488 is available to be recovered from deficit accounts should they return to profitability and to the extent that the risk fund is repaid in full.

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

EMPLOYEES

The Company does not have any full-time employees. Rather, the Company relies on Aon Insurance Managers (Barbados) Ltd. (the "Manager") to handle its day-to-day operations. (See "Business of the Company -- Insurance Management Agreement," below.) In addition, corporate secretarial services for the Company are provided by Colybrand Company Services Limited of St. Michael, Barbados. The Company's Board of Directors and the committees thereof, however, remain responsible for the establishment and implementation of policy decisions.

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

INSURANCE MANAGEMENT AGREEMENT

The Company has entered into an Insurance Management Agreement (the "Management Agreement") with the Manager, pursuant to which the Manager collects and disburses funds on behalf of the Company, provides accounting, clerical, telephone, facsimile, information management and other services for the Company, and advises and consults with the Company in regard to all aspects of the Company's retrocession activities. The current Management Agreement is for a continuous term subject to termination by either party upon 90 days advance written notice.

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and generally for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring motor vehicle mechanical service agreements or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships. Under the terms of the Management Agreement, the Company pays the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of Shares at each calendar month end. For the year ended December 31, 1997, the Company incurred fees payable to the Manager in the amount of $217,969.

The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to its services on the Company's behalf. However, out-of-pocket expenses, such as telephone, facsimile, postage, courier delivery, travel and other items are borne by the Company on an expense reimbursement basis.

The Manager performs services similar to those performed for the Company for several other entities. The Manager has twelve employees. In addition, the Manager may draw upon the resources of its affiliates as needed to provide the services contemplated under the Management Agreement. No employee of the Manager devotes all of his or her time to the business of the Company. However, the Manager is obligated to devote all employee time necessary to ensure the performance of the Manager's duties under the Management Agreement. The Manager is subject to the control and direction of the Board.

The Manager has served in that capacity since 1986. The Manager was incorporated in Barbados in 1984, and is an affiliate of the Aon Group of Companies ("Aon"), an international insurance brokerage and insurance consulting firm. Aon, through its subsidiaries, offers and insures motor vehicle mechanical service agreements, extended warranty and related coverages with respect to vehicles sold by automobile dealerships in the United States.

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

Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations (except as noted below), or on transfers of securities or assets of the Company to any person who is not a resident of Barbados. The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available for a period ending December 31, 2031. Until December 31, 2016 the Company will be required to pay an annual licencing fee, which is currently $2,500, to obtain such guarantee. Thereafter, the Company will be subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum.

Item 2.  PROPERTIES

The Company neither owns nor maintains any office space or facilities. Rather, the business office for the Company is provided by the Manager and is located at The Financial Services Centre, Bishops Court Hill, St. Michael, Barbados. The
Company believes that these facilities are adequate for its current and anticipated future needs. In addition, the Manager supplies all equipment for the Company.

Item 3.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no public market for the Shares or the other capital stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement and requires approval by the Supervisor of Insurance in Barbados.

(b) All of the common stock of the Company is held by MIC. As of March 1, 1998 there were 487 holders of Shares of record, representing 287 series of Shares.

(c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In February of 1998, March of 1997, April of 1996 and April of 1995, the Company declared dividends of $5,171,956, $4,196,730, $4,007,483 and $1,188,614 respectively.
These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.

(d) The Board considers the minimum regulatory capital requirement, a provision for fluctuations in the value of the Company's investment portfolio and a provision for adverse development of loss experience to determine an appropriate minimum capital level and therefore the amount of dividends to be paid. The Board's objective is to maintain adequate capital to provide capacity for growth in premium so that dividends may be paid annually. There can be no assurance that a prior dividend amount will be paid in the future.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from financial statements audited by Deloitte & Touche, independent chartered accountants, whose report with respect to their audits of the financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 is included elsewhere herein.

                                                    December 31
                      ---------------------------------------------------------------------
                          1997           1996          1995          1994          1993
                          ----           ----          ----          ----          ----
Premiums Assumed      $ 57,071,313   $ 47,410,037   $44,084,952   $38,371,896   $27,779,063
                      ============   ============   ===========   ===========   ===========
Premiums Earned       $ 45,701,595     36,077,699   $28,800,689   $21,316,685   $15,429,611
Net Investment
  Income                 5,704,678      5,341,924     5,563,573     1,227,816     2,700,242
                      ------------   ------------   -----------   -----------   -----------
Total Income            51,406,273     41,419,623    34,364,262    22,544,501    18,129,853
Less Losses and
  Expenses              43,503,363     33,965,100    27,462,338    20,825,943    15,425,146
                      ------------   ------------   -----------   -----------   -----------
Net Income*           $  7,902,910   $  7,454,523  $  6,901,924   $ 1,718,558   $ 2,704,707
                      ============   ============  ============   ===========   ===========
Dividends Per
  Common Share                   0              0             0             0
Total Assets          $123,065,286   $106,041,164   $91,526,976   $66,012,284   $50,359,633
Total Policy
  Reserves and
  Other Liabilities    100,999,317     88,479,590    76,350,313    60,246,641    42,430,269
Stockholders' Equity    22,065,969     17,561,574    15,176,663     5,765,643     7,929,364
Dividends Paid on
  Participating Shares   4,196,730      4,007,483     1,188,614     2,156,304     2,021,504


* Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See Note 2 to the financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company. Although losses are expected to increase due to the increased level of premiums assumed in each preceding year and the anticipated incidence of claims following the expiration of manufacturers' warranties, available funds from the sources identified above have also grown. Net cash provided by operating activities has decreased to $17,304,385 in 1997 from $17,588,199 in 1996 and $16,871,927 in 1995. The
Company believes that such funds will be sufficient to meet its liquidity requirements in 1998 and in future years to which its reinsurance liabilities extend. No capital expenditures are expected during the next few years.

The Company had unearned premium reserves of $95,454,588 as of December 31, 1997, and $84,084,870 as of December 31, 1996. These amounts are attributable to the long-term nature of the contracts sold. Such contracts may extend for up to 72 months from date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has limited exposure to risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until such expiration. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.

On February 27, 1998, the Board of Directors authorized the payment of dividends aggregating $5,171,956 to eligible holders of Participating Shares. See "Market For Registrant's Common Equity And Related Stockholder Matters" for a discussion of dividends paid and legal restrictions on the payment of dividends.

Capital Resources. Capitalization of the Company, as of December 31, 1997, was comprised of paid-in capital with respect to the Common Stock of $200,000, paid-in capital with respect to the Shares of $2,115,000 (compared with $1,905,000 and $1,807,500 as of December 31, 1996 and 1995, respectively), and earnings retained for use in the business of $18,615,768. Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 1998, the Company's required minimum net assets computed in accordance with Barbados law was approximately $5,070,160, compared to total capital and retained earnings computed for purpose of Barbados law of $20,930,768.

Results of Operations. During the year ended December 31, 1997, the Company had net income of $7,902,910 compared to $7,454,523 and $6,901,924 for the years ended December 31, 1996 and 1995, respectively. As described below, the increase in net income during 1997 compared to the previous year was primarily as a result of an increase in investment income combined with a slight increase in underwriting income. The increase in net income in 1996 compared to 1995 arose from improved underwriting performance partially offset by a small decrease in investment income.

The Company had net underwriting income of $2,198,232 in 1997 compared to $2,112,599 and $1,338,351 for the years ended December 31, 1996 and 1995, respectively. The modest increase in underwriting income during 1997 was the result of an increase in the amount of premiums earned partially offset by an increase in the loss ratio (the ratio of losses incurred to premiums earned) of the Company. During 1997, the Company earned premiums of $45,701,595 compared to $36,077,699 and $28,800,689 during 1996 and 1995, respectively. Increased premium income has been generated by the issuance of additional series of Shares during the year ended December 31, 1997, and the continuing flow of reinsurance premiums from series issued in prior years. During 1997, the Company issued 29 new series of Shares and redeemed 1 series of Shares for a net increase of 28 series. There were a total of 282 series outstanding at December 31, 1997 compared to 254 and 241 series of Shares outstanding at December 31, 1996 and 1995, respectively.

The Company incurred losses and administrative expenses during the year ended December 31, 1997 of $43,503,363 compared with $33,965,100 and $27,462,338 for the years ended December 31, 1996 and 1995, respectively. Expenses in 1997 were comprised of losses paid and provisions for losses incurred of $31,118,622, ceding commissions and excise taxes of $11,881,721 and operating expenses of $503,020. Losses incurred in 1996 and 1995 were $24,037,827 and $19,431,032 respectively. The loss ratio for the year ended December 31, 1997 was 68.1% compared to 66.6% and 67.5% for the years ended December 31, 1996 and 1995, respectively.

The Company incurred operating expenses during the year ended December 31, 1997 of $503,020 compared to $548,525 and $544,837 for the years ended December 31, 1996 and 1995, respectively. MIC has agreed to pay directly certain costs of registering and issuing shares if such costs can not be allocated to the Subsidiary Capital Account for the Common Stock. In 1997, $77,239 of such costs were paid directly by MIC compared to $64,848 and $171,079 for the years ended December 31, 1996 and 1995, respectively.

Investment income in 1997 was $5,704,678 compared to $5,341,924 and $5,563,573 for the years ended December 31, 1996 and 1995, respectively. The increase in investment income during 1997 compared to 1996 was attributable to an overall increase in funds available for investment and somewhat higher yields available in the U.S. and other global bond markets. The decrease in investment income during 1996 compared to 1995 was attributable to the lower market yields that resulted from the sharp bond market rally of the previous year. The sale of investment securities for the year ended December 31, 1997 resulted in realized gains of $750,923 compared to realized gains of $64,244 and $1,404,232 for the years ended December 31, 1996 and 1995, respectively. The increases in realized gains during the year under review arise primarily as a result of increased sales of investment securities to take advantage of market opportunities presented by fluctuations in interest rates as well as the gains generated by the resumption of recent years trends of declining bond yields. Interest earned for the year ended December 31, 1997 was $4,953,755 compared to $5,277,680 and $4,159,341 for the years ended December 31, 1996 and 1995, respectively. The increase in interest earnings during 1996 compared to 1995 was largely a result of an increase in the amount of assets under management. The decrease from 1996 compared to 1997 resulted from lower available yields.

Unrealized appreciation on investment securities held at December 31, 1997 was $1,135,201 compared to unrealized appreciation at December 31, 1996 of $543,521. The increase in unrealized appreciation as of December 31, 1997 compared to December 31, 1996 likewise resulted from the move towards lower yields that occurred during 1997.

At December 31, 1997 and 1996, 100% of the Company's investments were in U.S. dollar-denominated fixed-income securities. The Company's investment manager seeks to identify non-U.S. dollar-denominated investments that offer a higher rate of return (net of currency hedging costs) than would be available in the market for similarly rated U.S. dollar-denominated bonds. The instruments used to hedge non-U.S. dollar-denominated investments involve, to varying degrees, elements of credit risk in the event a counterparty should default on its obligation under the hedge instrument. Such credit risk is managed through the selection of financially sound counterparties and periodic monitoring of counterparty financial condition. The Company's investment guidelines do not permit the use of derivatives in managing interest rate risk.

Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the Policies. As of December 31, 1997, the Company had furnished such a letter of credit in the amount of $77,000,000.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Under this statement all items required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this accounting standard in 1998. Adopting the accounting standard will not have an impact on reported net income.

The foregoing Management Discussion and Analysis contains various forward looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       Page
                                                       ----
1.  Independent Auditors' Report...................     32

2.  Balance Sheets, December 31 , 1997 and 1996....     33

3.  Statements of Income and Retained Earnings
      for the years ended December 31, 1997,
      1996 and 1995 ...............................     34

4.  Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995 ............     35

5.  Notes to Financial Statements..................   36 - 43


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Motors Mechanical Reinsurance Company, Limited
Financial Services Centre
Bishops Court Hill
St. Michael, Barbados


We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited as of December 31, 1997 and 1996 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.


                                           s/DELOITTE & TOUCHE
                                           CHARTERED ACCOUNTANTS


Bridgetown, Barbados
February 16, 1998


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                           (Expressed in U.S. Dollars)

                                                       1997            1996
                                                   ------------    ------------
ASSETS

   Investments                             3,7     $ 88,585,513    $ 66,647,930
   Cash and cash equivalents               7          5,645,482      12,926,272
   Accrued investment income                          3,178,446       1,453,691
   Due from Motors Insurance Corporation                841,927       3,158,064
   Deferred acquisition costs                        24,813,918      21,855,207
                                                   ------------    ------------
Total Assets                                       $123,065,286    $106,041,164
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Unearned premiums                               $ 95,454,588    $ 84,084,870
   Loss reserves                           4          5,421,160       4,284,304
   Accrued liabilities                                  123,569         110,416
                                                   ------------    ------------
   Total Liabilities                                100,999,317      88,479,590
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES              7

STOCKHOLDERS' EQUITY
   Share capital                           5
     Common stock - no par value;

       Authorized - 2,000 shares;
         Issued and outstanding
                  - 2,000 shares                        200,000         200,000

     Participating stock - no par value;
       Authorized - 100,000 shares;
         Issued and outstanding -
         28,200 shares at December 31,
         1997 and 25,400 shares at
         December 31, 1996                            2,115,000       1,905,000
                                                   ------------    ------------
                                                      2,315,000       2,105,000

   Retained earnings                       8         18,615,768      14,913,053
   Unrealized appreciation on              3
     investments                                      1,135,201         543,521
                                                   ------------    ------------
   Total Stockholders' Equity                        22,065,969      17,561,574
                                                   ------------    ------------
Total Liabilities and
   Stockholders' Equity                            $123,065,286    $106,041,164
                                                   ============    ============

The accompanying notes form an integral part of these financial statements.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           (Expressed in U.S. Dollars)

                                                     Years Ended
                                      -----------------------------------------
                                         1997           1996           1995
                                      -----------    -----------    -----------
INCOME

   Reinsurance
     premiums assumed           6     $57,071,313    $47,410,037    $44,084,952
   Increase in
     unearned premiums                (11,369,718)   (11,332,338)   (15,284,263)
                                      -----------    -----------    -----------
   Premiums earned                     45,701,595     36,077,699     28,800,689
                                      -----------    -----------    -----------
   Investment income
     Interest earned                    4,953,755      5,277,680      4,159,341
     Realized gains
       on investments                     750,923         64,244      1,404,232
                                      -----------    -----------    -----------
   Investment income - net              5,704,678      5,341,924      5,563,573
                                       ----------    -----------    -----------
TOTAL INCOME                           51,406,273     41,419,623     34,364,262
                                      -----------    -----------    -----------
EXPENSES

   Acquisition costs                   11,881,721      9,378,748      7,486,469
   Losses paid                         29,981,766     23,233,857     18,610,968
   Increase in loss
     reserves                           1,136,856        803,970        820,064
   Administrative expenses
     Related Parties                      219,760        211,001        174,443
     Other                                283,260        337,524        370,394
                                      -----------    -----------    -----------

TOTAL EXPENSES                         43,503,363     33,965,100     27,462,338
                                      -----------    -----------    -----------

NET INCOME FOR THE YEAR                 7,902,910      7,454,523      6,901,924
RETAINED EARNINGS,
   beginning of year                   14,913,053     11,517,542      5,796,732

LESS: DIVIDENDS                        (4,196,730)    (4,007,483)    (1,188,614)

(DEDUCT) ADD: REDEMPTION OF
   PARTICIPATING STOCK                     (3,465)       (51,529)         7,500
                                      -----------    -----------    -----------
RETAINED EARNINGS, end of year        $18,615,768    $14,913,053    $11,517,542
                                      ===========    ===========    ===========


The accompanying notes form an integral part of these financial statements.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                           (Expressed in U.S. dollars)

                                                      Years Ended
                                        ---------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reinsurance premiums collected      $ 57,014,145  $ 46,031,997  $ 42,818,628
   Losses and acquisition
     expenses paid                      (42,436,530)  (34,302,453)  (28,599,428)
   Administrative expenses paid            (502,230)     (501,147)     (540,841)
   Investment income received             3,229,000     6,359,802     3,193,568
                                       ------------  ------------  ------------
Net cash provided by operating
      activities                         17,304,385    17,588,199    16,871,927
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments            (318,139,315) (232,194,343) (182,526,749)
   Sales and maturities of investments  297,544,335   224,400,822   170,483,482
                                       ------------  ------------  ------------
Net cash invested                       (20,594,980)   (7,793,521)  (12,043,267)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     Participating Stock                    217,500       120,000       150,000
   Redemption of Participating Stock        (10,965)      (74,029)            0
   Dividends paid                        (4,196,730)   (4,007,483)   (1,188,614)
                                       ------------  ------------  ------------
Net cash used in financing activities    (3,990,195)   (3,961,512)   (1,038,614)
                                       ------------  ------------  ------------
(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                           (7,280,790)    5,833,166     3,790,046

CASH AND CASH EQUIVALENTS, beginning
   of year                               12,926,272     7,093,106     3,303,060
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of
   year                                $  5,645,482  $ 12,926,272  $  7,093,106
                                       ============  ============  ============
 RECONCILIATION OF NET INCOME TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
   Net income                          $  7,902,910  $  7,454,523  $  6,901,924
   Realized gains on investments           (750,923)      (64,244)   (1,404,232)
   Change in:
     Accrued investment income           (1,724,755)    1,079,122      (973,618)
     Due from Motors Insurance
        Corporation                       2,316,137       (62,477)      219,919
     Deferred acquisition costs          (2,958,711)   (2,948,002)   (3,975,738)
     Unearned premiums                   11,369,718    11,332,338    15,284,263
     Loss reserves                        1,136,856       803,970       820,064
     Accrued liabilities                     13,153        (7,031)         (655)
                                       ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                          $ 17,304,385  $ 17,588,199  $ 16,871,927
                                       ============  ============  ============


The accompanying notes form an integral part of these financial statements.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                           (Expressed in U.S. Dollars)

Note 1.   OPERATIONS

          The Company is incorporated under the laws of Barbados and is a licensed insurer under the Exempt Insurance Act, 1983, and amendments thereto.

          All of the common stock of the Company is owned by Motors Insurance Corporation ("MIC"), a member of the GMAC Insurance Group. MIC is an indirect wholly-owned subsidiary of General Motors Corporation. The principal activity of the Company is the assumption of motor vehicle mechanical service agreements arising under insurance policies reinsured by MIC and attributable to an MIC Mechanical Account in respect of which shares of Participating Stock are issued and outstanding. All premiums received were assumed from MIC.

Note 2.   SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The financial statements are stated in United States dollars and are prepared in conformity with accounting principles generally accepted within the United States of America.

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

          Certain   amounts  in  the  1995   financial   statements   have  been
          reclassified to conform with the 1996 and 1997 presentation.

          Premium Income and Acquisition Costs

          Reinsurance premiums are based on the Company assuming (after ceding commission) 75% of the original policy premium written by the direct insurer. Of these reinsurance premiums, 75% is retroceded to the Company when written and 25% when earned.

          Premiums are written on the basis of quarterly cessions and earned relative to anticipated loss exposures. Acquisition costs, consisting of ceding commissions and excise taxes, are taken into income on the same basis as premiums are earned.

          Investments

          Investments, all of which are available for sale, are comprised of interest-bearing marketable securities which are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with original maturities of less than 90 days are classified as cash equivalents. Unrealized appreciation (depreciation) is included in stockholders' equity.

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

Note 3.   INVESTMENTS

          The cost and fair value of investments in debt securities are as follows:

                                         Gross          Gross
                                       Unrealized     Unrealized       Fair
                           Cost       Appreciation   Depreciation      Value
                        -----------   ------------   ------------   -----------
December 31, 1997:

Foreign governments
 and their agencies     $27,300,940    $  524,635     $(119,450)    $27,706,125

Corporations             46,527,723       714,077       (15,881)     47,225,919

Supranationals           13,621,649        31,820           -        13,653,469
                        -----------    ----------     ---------     -----------

     Total              $87,450,312    $1,270,532     $(135,331)    $88,585,513
                        ===========    ==========     =========     ===========

December 31, 1996:

Foreign governments
 and their agencies     $31,595,722    $  351,461    $ (206,151)    $31,741,032

Corporations             27,967,937       298,190       (37,604)     28,228,523

Supranationals            6,540,750       137,625           -         6,678,375
                        -----------    ----------    ----------     -----------

     Total              $66,104,409    $  787,276    $ (243,755)    $66,647,930
                        ===========    ==========    ==========     ===========

          The cost and fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Cost         Fair Value
                                  -----------     -----------
          Due after one year
            through five years    $71,184,911     $72,109,353

          Due after five years
            through ten years      16,265,401      16,476,160
                                  -----------     -----------
                                  $87,450,312     $88,585,513
                                  ===========     ===========

          In 1997, gross gains of $1,494,878 and gross losses of $743,955 were realized. In 1996, gross gains of $1,997,197 and gross losses of $1,932,953 were realized. In 1995, gross gains of $2,694,685 and gross losses of $1,290,453 were realized.

          The following summarizes net unrealized appreciation (depreciation) on investments:

          Balance, December 31, 1994        $(1,896,089)
          Net appreciation                    3,547,710
                                            -----------
          Balance, December 31, 1995        $ 1,651,621
          Net depreciation                   (1,108,100)
                                            -----------
          Balance, December 31, 1996        $   543,521
          Net appreciation                      591,680
                                            -----------
          Balance, December 31, 1997        $ 1,135,201
                                            ===========

          The investment portfolio is comprised of diverse debt securities which do not result in any concentration of credit risk. At December 31, 1997, 100% of the Company's investments are denominated in U.S. dollars.

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

Note 4.   RESERVES FOR UNPAID LOSSES

          The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1997, 1996 and 1995:

                                     1997            1996            1995
                                     ----            ----            ----
Beginning balance in
reserves for losses              $ 4,284,304     $ 3,480,334     $ 2,660,270
                                 -----------     -----------     -----------
Add-provision for losses
incurred related to:

   Current claim year             31,904,950      24,080,078      19,540,192
   Prior claim years                (746,024)        (42,251)       (109,160)
                                 -----------     -----------     -----------
      Total                       31,158,926      24,037,827      19,431,032
                                 -----------     -----------     -----------
Deduct paid losses
attributable to:

   Current claim year             27,024,981      20,330,269      16,461,768
   Prior claim years               2,997,089       2,903,588       2,149,200
                                 -----------     -----------     -----------
      Total                       30,022,070      23,233,857      18,610,968
                                 -----------     -----------     -----------
Ending balance in
reserves for losses              $ 5,421,160     $ 4,284,304     $ 3,480,334
                                 ===========     ===========     ===========

As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 1997, 1996 and 1995 decreased by $746,024, $42,251 and $109,160 respectively, because of lower actual claims.

Note 5.   STOCKHOLDERS' EQUITY

          All of the Company's Common Stock is held by MIC. A prospectus dated April 21, 1997 is offering 12,000 shares of Participating Stock to persons certified by owners of certain motor vehicle franchises. The offering consists of 120 series of 100 shares each at a price of $75 per share.

          During 1997, 29 additional series of 100 shares of Participating Stock were issued as compared with 16 for the year ended December 31, 1996. In addition, in 1997 the Board of Directors redeemed 1 series of 100 shares at the request of the shareholders. The redeemed series had been previously placed in run off and had reached a fully earned position during 1997.

          In the years ended December 31, 1997, 1996 and 1995, costs in the amount of $77,239, $64,484 and $171,079 respectively, were incurred in the sale of Participating Stock. The Common Stockholder reimbursed the Company directly for these expenses.

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

          From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 1997, there were no funds held in escrow.

Note 6.   REINSURANCE PREMIUMS

          Under the provisions of the retrocession agreement, the Company will assume additional cessions of $31,818,196 ($28,028,290 at December 31, 1996) relating to premiums written by Motors Insurance Corporation but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.   LETTER OF CREDIT

          The Company has provided an irrevocable letter of credit to MIC, in the amount of $77,000,000 to collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and investments are assigned to collateralize the letter of credit.

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

          Dividends may be declared and paid at the discretion of the Company's Board of Directors subject to the right of holders of participating stock to receive minimum dividends. The minimum annual dividend payable on each share shall be such share's pro rata portion of an amount equal to twenty percent of the net income, if any, for the preceding year attributable to the subsidiary capital account associated with the series of which that share is part.

          Barbados law requires that the Company maintain a minimum margin of solvency based generally on the amount of premiums earned in the preceding year. At January 1, 1998, the Company's required minimum stockholders' equity computed in accordance with Barbados law was approximately $5,070,000.

          Retained   earnings   applicable  to  the  Common  and   Participating
          Stockholders are comprised of the following:

                                  Common      Participating        Total
                                  ------      -------------        -----
Balance (Deficit),
  December 31, 1994             $ (53,220)     $ 5,849,952     $ 5,796,732

Net income for the year            18,627        6,883,297       6,901,924
Net transfers                      23,732          (23,732)           -
Dividends paid                        -         (1,188,614)     (1,188,614)
Redemption of participating
  stock                               -              7,500           7,500
                                ---------      -----------     -----------
Balance (Deficit),
  December 31, 1995               (10,861)      11,528,403      11,517,542

Net income for the year            14,131        7,440,392       7,454,523
Net transfers                       6,147           (6,147)           -
Dividends paid                        -         (4,007,483)     (4,007,483)
Redemption of participating
  stock                               -            (51,529)        (51,529)
                                ---------      -----------     -----------

Balance December 31, 1996           9,417       14,903,636      14,913,053

Net income for the year            12,304        7,890,606       7,902,910
Net transfers                     (29,881)          29,881            -
Dividends paid                        -         (4,196,730)     (4,196,730)
Redemption of participating
 stock                                -             (3,465)         (3,465)
                                ---------      -----------     -----------
Balance (Deficit),
December 31, 1997               $  (8,160)     $18,623,928     $18,615,768
                                =========      ===========     ===========


                                    PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on March 27, 1997 and one director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:

                                          POSITION WITH THE COMPANY
                                          (AND OTHER EMPLOYMENT DURING
    NAME                     AGE          PAST FIVE YEARS)

William B. Noll.............  55      Chairman, Chief Executive Officer,
                                      President and Director (President, GMAC
                                      Insurance Holdings, 1997, Executive Vice
                                      President & Chief Financial Officer,
                                      Motors Insurance Corporation ("MIC") March
                                      1993; Group Vice-President, MIC, 1991-
                                      1993; Vice President, MIC, 1989-1990).

                                      Mr. Noll became President and Director in
                                      1995.

Louis S. Carrio, Jr........   54      Vice-President and Director (Vice-Pres-
                                      ident, MIC).

                                      Mr. Carrio became Vice-President and
                                      Director in 1991.

Bernard J. Buselmeier.......  42      Vice-President and Director (Vice-
                                      President and Treasurer, MIC, March 1993;
                                      Treasurer, MIC, 1989-1993)

                                      Mr. Buselmeier became Vice-President and
                                      Director in 1995.

John J. Dunn, Jr............  39      Vice-President and Director (Assistant
                                      Treasurer, MIC, 1995; previously manager,
                                      Coopers & Lybrand, L.L.P.)

                                      Mr. Dunn became Vice-President and
                                      Director in 1996.

Peter R. P. Evelyn ........   56      Director (Attorney, Evelyn, Gittens &
                                      Farmer, a Barbados law firm).

                                      Mr. Evelyn became a Director in 1986.

Gregory Greenwood .........   39      Director (President, Greenwood Chevrolet
                                      Inc., Youngstown, OH)

                                      Mr. Greenwood became a Director in 1997.

Ronald W. Jones ...........   45      Vice-President, Finance (Managing
                                      Director, Aon Insurance Managers
                                      (Barbados) Ltd.).

                                      Mr. Jones has served as Vice-President,
                                      Finance since 1987.

Michael B. Boyce...........   57      Secretary (Principal, Colybrand Company
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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          MIC owns all of the issued and outstanding shares of the Common Stock of the Company, which consists of 2,000 shares. Gregory Greenwood, a director, owns 100 shares of Participating Stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION


                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Index to Document List

           (1)  Financial Statements

                       The following are included in Item 8:

                       (i)   Independent Auditors' Report.

                      (ii)   Balance Sheets, December 31,
                             1997 and 1996.

                     (iii)   Statements of Income and Retained
                             Earnings for the years ended
                             December 31, 1997, 1996 and 1995.

                      (iv)   Statements of Cash Flows for the
                             years ended December 31, 1997,
                             1996, and 1995.

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

                10(e) Insurance Management Agreement between Registrant and Aon (formerly Alexander) Insurance Managers (Barbados) Ltd., effective January 1, 1996 filed by reference to Exhibit 10(e) to Annual Report on Form 10K, File No. 33-6534 for the year ended December 31, 1996.

                10(f) Investment Management Agreement between Registrant and N.M. Rothschild Asset Management Limited, effective January 26, 1988.

                20(a) Proxy solicitation materials sent to shareholders in connection with annual meeting held on March 27, 1997, filed by reference to Exhibit 20(b) to Annual Report on Form 10-K, File No. 33-6534, for the year ended December 31, 1996.

                20(b)    Proxy   solicitation   materials  sent  to shareholders
                         in connection with annual meeting to be held April 23, 1998

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

      (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 1997 have been filed.


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


                              Date: March 20, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


   Signature                           Title                          Date


s/William B. Noll             Chairman, Chief Executive          March 30, 1990
  William B. Noll             Officer, President and
                              Director


s/Louis S. Carrio, Jr.        Vice-President and                 March 23, 1998
  Louis S. Carrio, Jr.        Director


s/John J. Dunn, Jr.           Vice-President and                 March 30, 1998
  John J. Dunn, Jr.           Director


s/Bernard J. Buselmeier       Vice-President and                 March 25, 1998
  Bernard J. Buselmeier       Director

                              Director
  Gregory Greenwood

s/Peter R. P. Evelyn          Director                           March 23, 1998
  Peter R. P. Evelyn


s/Ronald W. Jones             Vice-President,                    March 20, 1998
  Ronald W. Jones             Finance, Principal
                              Financial and
                              Accounting Officer


     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     Proxy solicitation materials were sent to shareholders in connection with the annual meeting held on March 27, 1997 and in connection with the 1998 annual meeting, to be held on April 23, 1998.