Form 10-Q
period 1998-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1998-05-15
CIK 790381

PAGE 1



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For quarterly period ended         March 31, 1998
                          --------------------------------------

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number      33-6534
                      -----------------------

                 Motors Mechanical Reinsurance Company, Limited
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Barbados                                             N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

        Bishops Court Hill, St. Michael, Barbados                N/A
--------------------------------------------------------------------------------
        (Address of principle executive offices)             (Zip Code)

                                 (246) 436-4895
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of March 31, 1998
            -----                       --------------------
  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            29,100

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              1.   Balance Sheets, March 31, 1998 and December 31, 1997.

              2. Statements of Income and Retained Earnings for the three month periods ended March 31, 1998 and 1997.

              3. Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                                           March 31, 1998            December 31,
                                                             (unaudited)                  1997
                                                           --------------            ------------
ASSETS
     Investments                                           $ 86,196,800             $ 88,585,513
     Cash and cash equivalents                                6,699,267                5,645,482
     Accrued investment income                                1,684,069                3,178,446
     Due from Motors Insurance Corporation                    3,659,705                  841,927
     Deferred acquisition costs                              25,928,588               24,813,918
     Prepaid expenses                                             3,189                     -
                                                            -----------             ------------
     Total Assets                                          $124,171,618             $123,065,286
                                                           ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
        Unearned premiums                                  $ 99,741,133             $ 95,454,588
        Loss reserves                                         4,651,288                5,421,160
        Accrued liabilities                                     132,760                  123,569
                                                           ------------             ------------
     Total liabilities                                      104,525,181              100,999,317
                                                           ------------             ------------
     STOCKHOLDERS' EQUITY

        Share Capital
            Common Stock-no par value;
               Authorized - 2,000 shares;
               issued and outstanding -
               2,000                                            200,000                  200,000
            Participating  Stock-no par value;
               Authorized - 100,000 shares;
               issued and  outstanding  -
               29,100 shares as of March 31,
               1998 and 28,200 shares as of
               December 31, 1997                              2,182,500                2,115,000
                                                           ------------             ------------
                                                              2,382,500                2,315,000

        Retained Earnings                                    17,172,333               18,615,768

        Unrealized appreciation
         on investments                                          91,604                1,135,201
                                                           ------------             ------------
        Total Stockholders' Equity                           19,646,437               22,065,969
                                                           ------------             ------------
        Total Liabilities and Stockholders'
          Equity                                           $124,171,618             $123,065,286
                                                           ============             ============


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
              MONTH PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                     Three Month Periods
                                                        Ended March 31,

                                                     1998              1997
                                                 ------------      -----------
INCOME

   Reinsurance premiums assumed                  $17,579,710       $12,778,711
   Increase in unearned premiums                   4,286,545         2,585,859
                                                 -----------       -----------
   Premiums earned                                13,293,165        10,192,852
                                                 -----------       -----------

   Investment income
   Interest earned                                 1,360,633         1,215,397
   Realized gains (losses)
    on investments                                 1,279,397          (566,108)
                                                 -----------       -----------
   Investment income                               2,640,030           649,289
                                                 -----------       -----------
TOTAL INCOME                                      15,933,195        10,842,141
                                                 -----------       -----------
EXPENSES

   Acquisition costs                               3,456,533         2,649,915
   Losses paid                                     9,384,199         6,287,926
   (Decrease) increase in loss reserves             (769,872)          163,902
   Administrative expenses
     - Related Parties                                52,644            56,663
     - Other                                          81,170           101,555
                                                 -----------       -----------
TOTAL EXPENSES                                    12,204,674         9,259,961
                                                 -----------       -----------
NET INCOME                                         3,728,521         1,582,180

RETAINED EARNINGS,
   beginning of period                            18,615,768        14,913,053

LESS:  DIVIDENDS                                  (5,171,956)       (4,196,730)
                                                 -----------       -----------

RETAINED EARNINGS,
   end of period                                 $17,172,333       $12,298,503
                                                 ===========       ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                  MARCH 31, 1998 AND MARCH 31, 1997 (UNAUDITED)
                           (Expressed in U.S. Dollars)


                                                              Three Month Periods Ended
                                                                         March 31,

                                                                 1998                1997
                                                             ------------        ------------
Cash flows from operating activities:
  Reinsurance premiums collected                             $12,554,630         $12,497,461
  Losses and acquisition expenses paid                       (11,735,610)         (9,349,941)
  Administrative expenses paid                                  (142,302)           (127,667)
  Investment income received                                   2,857,010           1,475,351
                                                             ------------        ------------
Net cash provided by operating activities                      3,533,728           4,495,204
                                                             ------------        ------------
Cash flows from investing activities:
  Purchases of investments                                   (97,764,585)       (103,071,845)
  Sales and maturities of investments                        100,389,098          94,741,543
                                                             ------------        -----------
Net cash invested                                              2,624,513          (8,330,302)
                                                             ------------        -----------
Cash flows from financing activities:
  Proceeds from issuance of Participating Stock                   67,500              60,000
  Dividends paid                                              (5,171,956)         (4,196,730)
                                                             ------------        ------------
 Net cash (used in) provided by
  financing activities                                        (5,104,456)         (4,136,730)
                                                              -----------        ------------
Increase (decrease) in cash and cash
  equivalents                                                  1,053,785          (7,971,828)
Cash and cash equivalents, beginning
  of period                                                    5,645,482          12,926,272
                                                             ------------        ------------
Cash and cash equivalents, end
  of period                                                  $ 6,699,267         $ 4,954,444
                                                             ============        ============
Reconciliation of net income to net cash
  provided by operating activities:

  Net income                                                   3,728,521           1,582,180
  Realized (gains) losses on investments                      (1,279,397)            566,108
  Change in:
    Accrued investment income                                  1,494,377             257,954
    Due from Motors Insurance Corporation                     (2,817,778)            (37,524)
    Deferred acquisition costs                                (1,114,670)           (672,589)
    Prepaid expenses                                              (3,189)            (32,045)
    Unearned premiums                                          4,286,545           2,585,859
    Loss reserves                                               (769,872)            163,902
    Accrued liabilities                                            9,191              81,359
                                                             ------------        ------------
Net cash provided by operating activities                    $ 3,533,728         $ 4,495,204
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

On February 27, 1998, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $5,171,956.

Capital Resources. During the quarter ended March 31, 1998, 9 new series of Shares were added bringing the total number of series issued and outstanding to 291 as of the end of the quarter. As of March 31, 1998, the share capital of the Company was $2,382,500 (compared with $2,315,000 as of December 31, 1997) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $2,182,500(compared with $2,115,000 as of December 31, 1997). In addition, the Company had surplus from retained earnings in the amount of $17,172,333 as of March 31, 1998 compared with $18,615,768 as of December 31, 1997. The net decrease in retained earnings is attributable to the dividend paid on February 27, 1998.

Results of Operations. During the quarter ended March 31, 1998, the Company had net income of $3,728,521, compared with net income of $1,582,180 for the quarter ended March 31, 1997. The increase in net income for the quarter ended March 31, 1998 compared to the comparable period of 1997 is the result of realised gains on the sale of investment securities, as discussed below, and favourable loss reserve development as advised by the ceding company.

Premiums earned increased to $13,293,165 during the quarter ended March 31, 1998 compared to $10,192,852 for the same period in 1997. Expenses incurred during the quarter ended March 31, 1998 were $12,204,674 compared to $9,259,961 for the comparable quarter of 1997. Net underwriting income for the quarter ended March 31, 1998 was $1,088,491 compared to $932,891 for the comparable period in 1997. The ratio of losses incurred to premiums earned for the quarter under review was 64.8% compared to 63.3% for the comparable period in 1997.

Investment income for the quarter ended March 31, 1998 was $2,640,030 compared to $649,289 for the comparable period of 1997. During the quarter under review, the Company realised gains on the sale of investment securities of $1,279,397, compared to losses of $566,108 during the comparable period of 1997. As of March 31, 1998, the Company had net unrealized appreciation of $91,604 on its investments compared to unrealized appreciation of $1,135,201 as of December 31, 1997. The gains on the sale of investment assets during the quarter under review compared to the corresponding losses in 1997 and the change in the amount of the unrealized position on the portfolio as of March 31, 1998 compared to December 31, 1997 are in large part attributable to declines in long term U.S. interest rates during the quarter under review compared to increases in long term interest rates for the comparable quarter in the prior year.

For the quarter ended March 31, 1998 the Company had interest income of $1,360,633 compared to $1,215,397 for the comparable period of 1997. These increases were largely attributable to increases in the amount of assets under management.



PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

At the annual meeting of shareholders of the Company held on March 23, 1998, (the "Annual Meeting") the holder of the Common Stock re-elected five directors, William B. Noll, Louis S. Carrio, Jr., Bernard J. Buselmeier, John J. Dunn, Jr., and Peter R.P. Evelyn. The holders of Participating Shares unanimously elected the sixth director, William Bradshaw. The holder of the Common Stock also re-elected Robert E. Capstack as alternative director for Mr. Carrio.

At the Annual Meeting, the shareholders of the Company unanimously approved amendments to the Company's Restated Articles of Incorporation to (i) provide that no operating expenses shall be allocated to the Subsidiary Capital Account for a series of Participating Shares for the first four fiscal quarters that end after issuance of the Shares, and (ii) alter the method for calculating Restricted Earned Surplus to provide that deficits shall be allocated to the Subsidiary Capital Account for the Common Stock during the rolling five year period used to calculate Restricted Earned Surplus only to the extent that such deficits relate to premiums allocated to the Subsidiary Capital Account for the Common Stock during such five year period.


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


Dated:  May 12, 1998