Form 10-Q
period 1998-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1998-08-14
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For quarterly period ended         June 30, 1998

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                 Yes  X    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of June 30, 1998

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            30,700


     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.           FINANCIAL INFORMATION

     Item 1. Financial Statements

          1.   Balance Sheets, June 30, 1998 and December 31, 1997.

          2. Statements of Income and Retained Earnings for the three month periods ended June 30, 1998 and 1997 and the six month periods ended June 30, 1998 and 1997.

          3. Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                                        June 30, 1998           December 31,
                                                         (unaudited)                1997
                                                        -------------           -------------
ASSETS
   Investments                                           $ 90,543,992            $ 88,585,513
   Cash and cash equivalents                                7,839,371               5,645,482
   Accrued investment income                                1,717,091               3,178,446
   Due from Motors Insurance Corporation                    3,425,754                 841,927
   Deferred acquisition costs                              27,007,839              24,813,918
   Prepaid expenses                                            35,686                       0
                                                         ------------            ------------

   Total Assets                                          $130,569,733            $123,065,286
                                                         ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
      Unearned premiums                                  $103,890,284            $ 95,454,588
      Loss reserves                                         4,854,766               5,421,160
      Accrued liabilities                                     161,171                 123,569
                                                         ------------            ------------

   Total liabilities                                      108,906,221             100,999,317
                                                         ------------            ------------

   STOCKHOLDERS' EQUITY

     Share Capital
         Common Stock-no par value;
            Authorized - 2,000 shares;
            issued and outstanding -
            2,000                                             200,000                 200,000

         Participating Stock-no par value;
            Authorized - 100,000 shares;
            issued and  outstanding -
            30,700 shares as of June 30, 1998
            and 28,200 shares as of
            December 31, 1997                               2,302,500               2,115,000
                                                         ------------            ------------
                                                            2,502,500               2,315,000

      Retained Earnings                                    18,356,403              18,615,768

      Unrealized appreciation
      on investments                                          804,609               1,135,201
                                                         ------------            ------------

      Total Stockholders' Equity                           21,663,512              22,065,969
                                                         ------------            ------------

      Total Liabilities and Stockholders'
         Equity                                          $130,569,733            $123,065,286
                                                         ============            ============



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
           MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997 AND THE
             SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                       Three Month Periods                            Six Month Periods
                                                          Ended June 30,                                 Ended June 30,

                                                  1998                   1997                   1998                    1997
                                              ------------           ------------           ------------           ------------
INCOME
 Reinsurance premiums
     assumed                                  $18,478,223            $15,112,998            $36,057,933            $27,891,709
   Increase in unearned
     premiums                                   4,149,151              3,719,483              8,435,696              6,305,342
                                               ----------             ----------             ----------             ----------

   Premiums earned                             14,329,072             11,393,515             27,622,237             21,586,367
                                               ----------             ----------             ----------             ----------

   Investment income
     Interest earned                            1,445,457              1,259,529              2,806,090              2,474,926
     Realized gains/(losses)
   on investments                                (173,662)               (45,149)             1,105,735               (611,257)
                                               ----------             ----------             ----------             ----------

   Investment income                            1,271,795              1,214,380              3,911,825              1,863,669
                                               ----------             ----------             ----------             ----------

TOTAL INCOME                                   15,600,867             12,607,895             31,534,062             23,450,036
                                               ----------             ----------             ----------             ----------

EXPENSES
   Acquisition costs                            3,606,295              2,961,947              7,062,828              5,611,862
   Losses paid                                 10,432,562              7,009,616             19,816,761             13,297,542
   Increase in
     loss reserves                                203,478                524,760               (566,394)               688,662
   Administrative
     expenses
     - Related Parties                             57,588                 54,915                110,232                111,578
     - Other                                      116,874                 61,289                198,044                162,844
                                               ----------             ----------             ----------             ----------

TOTAL EXPENSES                                 14,416,797             10,612,527             26,621,471             19,872,488
                                               ----------             ----------             ----------             ----------

NET INCOME                                      1,184,070              1,995,368              4,912,591              3,577,548

RETAINED EARNINGS,
   beginning of period                         17,172,333             12,298,503             18,615,768             14,913,053

LESS:  DIVIDENDS                                        0                       0            (5,171,956)            (4,196,730)
                                               ----------             -----------            ----------             ----------

RETAINED EARNINGS,
   end of period                              $18,356,403            $14,293,871            $18,356,403            $14,293,871
                                               ==========             ==========             ==========             ==========


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                   JUNE 30, 1998 AND JUNE 30, 1997 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                               Six Month Periods
                                                                Ended June 30,

                                                            1998                 1997
                                                       ------------          ------------

Cash flows from operating activities:
   Reinsurance premiums collected                      $30,134,340           $25,276,172
   Losses and acquisition expenses paid                (25,691,013)          (18,960,372)
   Administrative expenses paid                           (351,091)             (327,770)
   Investment income received                            4,269,445             2,793,370
                                                       -----------           -----------

Net cash provided by operating activities                8,361,681             8,781,400
                                                       -----------           -----------

Cash flows from investing activities:
   Purchases of investments                           (154,108,002)         (181,563,781)
   Sales and maturities of investments                 152,924,666           175,749,235
                                                       -----------           -----------
Net cash invested                                       (1,183,336)           (5,814,546)
                                                       -----------           -----------

Cash flows from financing activities:
   Proceeds from issuance of Participating
     Stock                                                 187,500               127,500
   Redemption of participating stock                             0                     0
   Dividends paid                                       (5,171,956)           (4,196,730)
                                                       -----------            ----------
Net cash (used in) provided by
  financing activities                                  (4,984,456)            4,069,230
                                                       -----------            ----------

(Decrease) increase in cash and cash
     equivalents                                         2,193,889            (1,102,376)
Cash and cash equivalents, beginning
     of period                                           5,645,482            12,926,272
                                                       -----------           -----------
Cash and cash equivalents, end
     of period                                         $ 7,839,371           $11,823,896
                                                       ===========           ===========

Reconciliation of net income to net cash provided by operating activities:

   Net income                                            4,912,591             3,577,548
   Realized losses(gains) on investments                (1,105,735)              611,257
   Change in:
     Accrued investment income                           1,461,355               314,444
     Due from Motors Insurance Corporation              (2,583,827)           (1,080,770)
     Deferred acquisition costs                         (2,193,921)           (1,640,067)
     Prepaid expenses                                      (35,686)              (32,958)
     Unearned premiums                                   8,435,696             6,405,342
     Loss reserves                                        (566,394)              688,661
     Accrued liabilities                                    37,602                37,943
                                                       -----------           -----------

Net cash provided by operating activities              $ 8,361,681           $ 8,781,400
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

Capital Resources. During the quarter ended June 30, 1998, 16 new series of Shares were added bringing the total number of series issued and outstanding to 307 as of the end of the quarter. As of June 30, 1998, the share capital of the Company was $2,502,500 (compared with $2,315,000 as of December 31, 1997) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $2,302,500 (compared with $2,115,000 as of December 31, 1997). In addition, the Company had surplus from retained earnings in the amount of $18,356,403 as of June 30, 1998 compared with $18,615,768 as of December 31, 1997.

Results of Operations. During the quarter ended June 30, 1998, the Company had net income of $1,184,070, compared with net income of $1,995,368 for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, the Company had net income of $4,912,591, compared with net income of $3,577,548 for the comparable period in 1997. As discussed below the decrease in net income for the quarter ended June 30, 1998 compared to the comparable period of 1997 is primarily attributable to less favourable underwriting performance. The increase in net income for the six months ended June 30, 1998 compared to the comparable period of 1997 is primarily attributable to improved investment results which were partially offset by a decline in underwriting performance.

Premiums earned increased to $14,329,072 during the quarter ended June 30, 1998 compared to $11,393,515 for the same period in 1997. Expenses incurred during the quarter ended June 30, 1998 were $14,416,797 compared to $10,612,527 for the comparable quarter of 1997. The Company experienced a net underwriting loss for the quarter ended June 30, 1998 of $87,725 compared to an underwriting gain of $780,988 for the comparable period in 1997. The ratio of losses incurred to premiums earned for the quarter ended June 30, 1998 was 74.2% compared to 66.1% for the comparable period in 1997 primarily as a result of increases in losses paid. Losses emerging during the current financial year arise from contracts issued by the ceding company during the preceding 6 year period. The increase in the loss ratio of the Company during 1998 reflects pricing actions taken by the ceding company during that 6 year period.

For the six month period ended June 30, 1998, the Company had earned premiums of $27,622,237 compared to $21,586,367 for the comparable period of 1997. Expenses incurred during the six month period ended June 30, 1998 were $26,621,471 compared to $19,872,488 for the comparable period in 1997. Net underwriting income for the Company was $1,000,766 for the six month period ended June 30, 1998 compared to $1,713,879 for the comparable period in 1997. The loss ratio for the six month period ended June 30, 1998 was 69.7%, compared to 64.8% for the six month period ended June 30, 1997.

Investment income for the quarter ended June 30, 1998 was $1,271,795 compared to $1,214,380 for the comparable period of 1997. Investment income for the six month period ended June 30, 1998 was $3,911,825 compared to $1,863,669 for the comparable period of 1997. During the quarter ended June 30, 1998, the Company realised losses on the sale of investment securities of $173,662, compared to realised losses of $45,149 during the comparable period of 1997. The Company realized losses on the sale of investment securities during the quarter and the six month period ended June 30, 1997, as a result of sales made in anticipation of higher interest rates. The Company realised gains on sales of securities during the six months ended June 30, 1998 in response to declining interest rates in the U.S. During the quarter ended June 30, 1998 the unrealised appreciation on investments increased from $91,604 at March 31, 1998 to $804,609 at June 30, 1998. The increase in the unrealised position during the quarter ended June 30, 1998 resulted primarily from unrealised gains on non US dollar denominated securities purchased during the quarter. As of June 30, 1998, the Company had net unrealised appreciation of $804,609 on its investments compared to unrealised appreciation of $1,135,201 as of December 31, 1997.

For the quarter ended June 30, 1998, the Company had interest income of $1,445,457 compared to $1,259,529 for the comparable period of 1997. For the six month period ended June 30, 1998, the Company had interest income of $2,806,090 compared to $2,474,926 for the comparable period of 1997. These increases were largely attributable to an increase in funds available for investment.



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


Dated:  August 14, 1998