Form 10-Q
period 1998-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1998-11-17
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

[X] Quarterly report  pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For quarterly period ended September 30, 1998
                           ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from           to
                               ---------    ---------

Commission File Number   33-6534
                       -----------

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

          Yes  X    No
              ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of September 30, 1998
            -----                       ------------------------
  Common Stock, no par-value                      2,000
  Participating Stock, no par-value              31,100


     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1. FINANCIAL INFORMATION

     Item 1. Financial Statements

          1.   Balance Sheets, September 30, 1998 and December 31, 1997.

          2. Statements of Income and Retained Earnings for the three month periods ended September 30, 1998 and 1997 and the nine month periods ended September 30, 1998 and 1997.

          3. Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                                         September 30, 1998   December 31,
                                                                             (unaudited)          1997
                                                                         ------------------   ------------
ASSETS
         Investments                                                     $ 88,287,656          $ 88,585,513
         Cash and cash equivalents                                         19,136,437             5,645,482
         Accrued investment income                                          1,168,863             3,178,446
         Due from Motors Insurance Corporation                              1,535,532               841,927
         Deferred acquisition costs                                        28,019,552            24,813,918
         Prepaid expense                                                        3,769                     0

         Total Assets                                                    $138,151,809          $123,065,286
                                                                         ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
            Unearned premiums                                            $107,780,771          $ 95,454,588
            Loss reserves                                                   5,159,932             5,421,160
            Accrued liabilities                                                77,768               123,569
                                                                         ------------          ------------

         Total liabilities                                                113,018,471           100,999,317
                                                                         ------------          ------------
         STOCKHOLDERS' EQUITY

            Share Capital
                Common Stock-no par value;
                   Authorized - 2,000 shares;
                   issued and outstanding -
                   2,000                                                      200,000               200,000

                Participating  Stock-no par value;
                   Authorized - 100,000 shares;
                   issued and  outstanding  -
                   31,100  shares as of September 30,
                   1998 and 28,200 shares as of
                   December 31, 1997                                        2,332,500             2,115,000
                                                                         ------------          ------------
                                                                            2,532,500             2,315,000

            Retained Earnings                                              20,493,809            18,615,768

            Unrealized appreciation
              on investments                                                2,107,029             1,135,201
                                                                         ------------          ------------

            Total Stockholders' Equity                                     25,133,338            22,065,969
                                                                         ------------          ------------

            Total Liabilities and Stockholders'
                Equity                                                   $138,151,809          $123,065,286
                                                                         ============          ============


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
      MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 AND THE
       NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)


                                                     Three Month Periods                   Nine Month Periods
                                                     Ended September 30,                   Ended September 30,
                                                     1998          1997                    1998           1997
                                                  ----------    ----------              ----------     ----------
INCOME
 Reinsurance premiums
     assumed                                      $18,680,819    $16,624,973            $54,738,752    $44,516,682
   Increase in unearned
     premiums                                       3,890,487      4,980,043             12,326,183     11,285,385
                                                  -----------    -----------            -----------    -----------

   Premiums earned                                 14,790,332     11,644,930             42,412,569     33,231,297
                                                  -----------    -----------            -----------    -----------

   Investment income
     Interest earned                                1,714,696      1,322,355              4,520,786      3,797,281
     Realized gains on
       investments                                  2,269,101        802,776              3,374,836        191,518
                                                  -----------    -----------            -----------    -----------

   Investment income                                3,983,797      2,125,131              7,895,622      3,988,799
                                                  -----------    -----------            -----------    -----------

TOTAL INCOME                                       18,774,129     13,770,061             50,308,191     37,220,096
                                                  -----------    -----------            -----------    -----------
EXPENSES
   Acquisition costs                                3,845,398      3,027,845             10,908,226      8,639,707
   Losses paid                                     12,337,811      8,213,214             32,154,572     21,510,756
   Increase/(decrease)
     in loss reserves                                 305,166        233,745               (261,228)       922,406
   Administrative
     expenses
     - Related Parties                                 57,764         53,356                167,996        164,934
     - Other                                           67,425         63,981                265,469        226,825
                                                  -----------    -----------            -----------    -----------

TOTAL EXPENSES                                     16,613,564     11,592,141             43,235,035     31,464,628
                                                  -----------    -----------            -----------    -----------

NET INCOME                                          2,160,565      2,177,920              7,073,156      5,755,468

RETAINED EARNINGS,
   beginning of period                             18,356,403     14,293,871             18,615,768     14,913,053

LESS:  DIVIDENDS                                            0              0             (5,171,956)    (4,196,730)
LESS:  REDEMPTION OF
  PARTICIPATING STOCK                                 (23,159)             0                (23,159)             0
                                                  -----------    -----------            -----------    -----------
RETAINED EARNINGS,
   end of period                                  $20,493,809    $16,471,791            $20,493,809    $16,471,791
                                                  ===========    ===========            ===========    ===========


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
              SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                                      Nine Month Periods
                                                                      Ended September 30,
                                                                   1998                1997
                                                              -------------       -------------
Cash flows from operating activities:
  Reinsurance premiums collected                              $48,612,563         $40,389,171
  Losses and acquisition  expenses paid                       (40,809,121)         (29,899,413)
   Administrative  expenses paid                                 (514,762)            (497,066)
   Investment income received                                   6,535,369            3,184,690
                                                              -------------       -------------

Net cash provided by operating activities                      13,824,049           13,177,382
                                                              -------------       -------------
Cash flows from investing activities:
   Purchases of investments                                  (253,594,219)        (229,247,631)
   Sales and maturities of investments                        258,238,740          213,050,231
                                                              -------------       -------------
Net cash provided by (used in) investing
activities                                                      4,644,521          (16,197,400)
                                                              -------------       -------------
Cash flows from financing activities:
   Proceeds from issuance of Participating
     Stock                                                        232,500              187,500
   Redemption of participating stock                              (38,159)                   0
   Dividends paid                                              (5,171,956)          (4,196,730)
                                                              -------------       -------------

Net cash used in financing activities                          (4,977,615)          (4,009,230)
                                                              -------------       -------------

Increase/(decrease)in cash and cash
     equivalents                                               13,490,955           (7,029,248)
Cash and cash equivalents, beginning
     of period                                                  5,645,482           12,926,272
Cash and cash equivalents, end
     of period                                                $19,136,437           $5,897,024
                                                              =============       =============

Reconciliation of net income to net cash provided by operating activities:

Net income                                                      7,073,156            5,755,468
Realized gains on investments                                  (3,374,836)            (191,518)
Change in:
     Accrued investment income                                  2,009,583             (616,591)
     Due from Motors Insurance Corporation                       (693,605)          (1,008,092)
     Deferred acquisition costs                                (3,205,634)          (2,936,124)
     Prepaid expenses                                              (3,769)             (34,085)
     Unearned premiums                                         12,326,183           11,285,385
     Loss reserves                                               (261,228)             922,406
     Accrued liabilities                                          (45,801)                 533
                                                              -------------       -------------

Net cash provided by operating activities                      $13,824,049          $13,177,382
                                                              =============       =============


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

Capital Resources. During the quarter ended September 30, 1998, 6 new series of Shares were added and 2 series were redeemed bringing the total number of series issued and outstanding to 311 as of the end of the quarter. As of September 30, 1998, the share capital of the Company was $2,532,500 (compared with $2,315,000 as of December 31, 1997) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $2,332,500 (compared with $2,115,000 as of December 31, 1997). In addition, the Company had surplus from retained earnings in the amount of $20,493,809 as of September 30, 1998 compared with $18,615,768 as of December 31, 1997.

Results of Operations. During the quarter ended September 30, 1998, the Company had net income of $2,160,565, compared with net income of $2,177,920 for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, the Company had net income of $7,073,156, compared with net income of $5,755,468 for the comparable period in 1997.

Premiums earned increased to $14,790,332 during the quarter ended September 30, 1998 compared to $11,644,930 for the same period in 1997. Expenses incurred during the quarter ended September 30, 1998 were $16,613,564 compared to $11,592,141 for the comparable quarter of 1997. The Company experienced a net underwriting loss for the quarter ended September 30, 1998 of $1,823,232 compared to an underwriting gain of $52,790 for the comparable period in 1997. The ratio of losses incurred to premiums earned for the quarter ended September 30, 1998 was 85.5% compared to 72.5% for the comparable period in 1997 primarily as a result of increases in losses paid.

For the nine month period ended September 30, 1998, the Company had earned premiums of $42,412,569 compared to $33,231,297 for the comparable period of 1997. Expenses incurred during the nine month period ended September 30, 1998 were $43,235,035 compared to $31,464,628 for the comparable period in 1997. Net underwriting loss for the Company was $822,466 for the nine month period ended September 30, 1998 compared to a net underwriting gain of $1,766,669 for the comparable period in 1997. The loss ratio for the nine month period ended September 30, 1998 was 76.0%, compared to 67.5% for the nine month period ended September 30, 1997.

Losses during each quarter arise from contracts issued by the ceding company during the preceding six year period. The increase in the loss ratio of the Company during 1998 reflect changes in the pricing of contracts during the preceding six year period. The loss ratio is also influenced by loss experience which in turn is heavily influenced by the type of repairs and price of repaired parts. During the second and third quarters of 1998, many areas of the United States experienced unusually hot weather. These weather patterns resulted in a higher number of covered repairs for mechanical components such as air conditioners and water pumps which contributed to higher loss costs. Losses in the third quarter also reflect, in part, implementation of previously announced increases in suggested list prices of parts to dealers.

Investment income for the quarter ended September 30, 1998 was $3,983,797 compared to $2,125,131 for the comparable period of 1997. Investment income for the nine month period ended September 30, 1998 was $7,895,622 compared to $3,988,799 for the comparable period of 1997. During the quarter ended September 30, 1998, the Company realised gains on the sale of investment securities of $2,269,101, compared to realised gains of $802,776 during the comparable period of 1997.

The significant increase in realised gains during the quarter ended September 30, 1998 is primarily due to the uncertainty in the US stock market which precipitated a move by investors to the more stable US$ bond markets. The Asian crisis which commenced in the fourth quarter 1997 and which has affected global stock markets throughout the first nine months of 1998 has generally led to a move in capital from these markets to the more secure bond markets. The Company's bond portfolio was well positioned to take advantage of opportunities to realise gains on sales of investment during this period.

As of September 30, 1998, the Company had net unrealised appreciation of $2,107,029 on its investments compared to $1,135,201 as of December 31, 1997.

For the quarter ended September 30, 1998, the Company had interest income of $1,714,696 compared to $1,322,355 for the comparable period of 1997. For the nine month period ended September 30, 1998, the Company had interest income of $4,520,786 compared to $3,797,281 for the comparable period of 1997. These increases were largely attributable to an increase in funds available for investment.

Year 2000

Many computerized systems and microprocessors that are used by the Company's Manager have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. The effects of the Year 2000 issue are also complicated by the Company's dependence on its common shareholder, from whom the Company assumes all of its business, as well as other service providers such as investment advisors and custodians. The Year 2000 issue has the potential to cause disruption to the business of the Company and its customers. In early 1998, the Company initiated communications with its Manager and other service and technology providers in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue. Motors Insurance Corporation, the Company's key retroceding company and common shareholder, has completed its Year 2000 assessment phase and is targeting the end of 1998 for remediation of its critical systems.

The Company does not separately own or license any computers or computer software applications, instead it has outsourced these functions through an Insurance Management Agreement. To date, the Company has not incurred, expensed or capitalized amounts related to the Year 2000 remediation. The Company does not expect to incur incremental expenses or to forego or delay information technology projects due to Year 2000.

In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. In the event that the Company or its service providers are unable to complete remedial actions or are unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on the Company's business, results of operations or financial condition.


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

           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)


                                    By:     s/Ronald W. Jones
                                            -------------------------------
                                            Ronald W. Jones
                                            Vice President, Finance
                                            Signing on behalf of
                                            the Registrant, and
                                            Principal Financial Officer


Dated:  October 20, 1998