Form 10-K
period 1998-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1999-03-31
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X      Annual Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

                                       Or

_____    Transition Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934

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

                                   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES  X       No ________


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was $2,362,500.*


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Class                        As of March 1, 1999

         Common Stock, no-par value                              2,000
         Participating Stock, no-par value                      31,500







* Based on current offering price of $75 per share.

                                     PART I


Item 1.   BUSINESS

INTRODUCTION

Motors Mechanical Reinsurance Company, Limited (the "Company") was incorpo rated in Barbados on June 12, 1986. It became registered in Barbados as an insurer on June 30, 1986 and commenced insurance operations on December 11, 1987.

The business of the Company is the assumption of motor vehicle mechanical service agreements arising under insurance policies reinsured by Motors Insurance Corporation ("MIC") to the extent such policies are attributable to an MIC Mechanical account in respect of which a series of shares is issued and outstanding (the "Policies"). These policies are issued either to General Motors Corporation or affiliates ("GM") or to automobile dealers, reinsured by MIC, and retroceded to the Company. Shares of the Company's Participating Stock (the "Shares") are sold to persons designated by owners of entities selling motor vehicles with respect to which MIC maintains an MIC Mechanical Account. A separate series is created for Shares relating to each MIC Mechanical Account, and a separate "Subsidiary Capital Account" is maintained for each such series.


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

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the years ended December 31, 1998, 1997, and 1996 were 79.4%, 68.1% and 66.6% respectively.


The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1998, 1997 and 1996:


                                                               Year Ended

                                                  12/31/98               12/31/97          12/31/96

Beginning balance in
reserves for losses.........                   $ 5,421,160             $ 4,284,304        $ 3,480,334
                                               -----------             -----------        -----------

Add-provision for losses incurred related to:

  Current claim year........                    45,843,093              31,904,950         24,080,078

  Prior claim years.........                      (290,547)               (746,024)           (42,251)
                                               -----------             -----------         ----------
         Total.................                 45,552,546              31,158,926         24,037,827
                                               -----------             -----------         ----------

Deduct-paid losses
attributable to:

  Current claim year........                    40,767,738              27,024,981         20,330,269

  Prior claim years.........                     4,812,150               2,997,089          2,903,588
                                               -----------             -----------         ----------
      Total.................                    45,579,888              30,022,070         23,233,857
                                               -----------             -----------         ----------

Ending balance in reserves
for losses..................                   $ 5,393,818             $ 5,421,160        $ 4,284,304
                                               ===========             ===========        ===========




The following table analyzes the development of losses and loss adjustment expenses from January 1, 1993 through December 31, 1998.


                                                                    Years Ended

                            12/31/93    12/31/94    12/31/95    12/31/96     12/31/97    12/31/98
Liability for unpaid
  claims and claims
  adjustment expense       $1,910,030  $2,660,270  $3,480,334  $4,284,304   $5,421,160  $5,393,818
                           ==========  ==========  ==========  ==========   ==========  ==========
Paid (cumulative) in
  subsequent year(s)       $1,552,900  $2,149,200  $2,903,588  $2,997,089   $4,812,150

Estimated unpaid
  liability as of
  year end*                   293,406     401,910     534,495     541,191      318,463
                           ----------  ----------  ----------  ----------   ----------
Cumulative Redundancy      $   63,724  $  109,160  $   42,251  $  746,024   $  290,547
                           ==========  ==========  ==========  ==========   ==========





*/ Because mechanical breakdown claims are generally paid within 90 days of when they are incurred, liability for unpaid claims incurred in prior years is negligible. Accordingly, liability for unpaid claims incurred in all prior years has been combined at each year end.


The table shows initial estimated reserves at December 31, 1998, 1997, 1996, 1995, 1994, and 1993 and amounts paid on claims unsettled at each prior period end. Claims are typically processed for payment at the time the claim is reported. Therefore, the recorded claim liability at each year end represents the estimated incurred but not reported claims and claims in the process of payment. The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.

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

The Company's funds are invested in a manner consistent with investment guidelines that are proposed by the Investment Committee for adoption by the Board. At present, the Company invests primarily in U.S. dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers and U.S. dollar-denominated bank certificates of deposit issued by foreign banks and foreign branches of U.S. banks. Subject to the satisfaction of certain conditions, the Company may make limited investments in non-U.S. dollar denominated bonds, on a fully currency-hedged basis. The Company also may invest up to 20% of its portfolio in equities. The Investment Committee reviews on a regular basis and, where appropriate, recommends for Board approval revisions to the investment objectives and guidelines for management of the Company's funds. There can be no assurance, however, as to whether a particular investment objective, once adopted, can be achieved or that adverse factors would not cause a decrease in the overall value of the Company's investment portfolio.

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

Rothschild Asset Management Limited ("Rothschild") manages the investment and reinvestment of the Company's bond portfolio in accordance with the investment policies and guidelines recommended by the Investment Committee and adopted by the Board. Rothschild is one of the leading institutions engaged in the management of offshore fixed-income portfolios and has been providing this service since 1974 as an affiliate of NM Rothschild and Sons Limited, a prominent merchant bank in London which has been in the investment management business worldwide for more than 100 years. Rothschild charges a management fee of 0.225% per annum on the first $20,000,000 of assets under management, 0.20% per annum on the next $20,000,000 and 0.15% per annum on the excess thereof based on the market value of the Company's investment portfolio at the end of each calendar quarter.

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

(2) Any expenses or liabilities attributable to day-to-day Company operations, excluding any United States Federal income taxes, shall be allocated among all Subsidiary Capital Accounts for the Shares pro rata in accordance with the number of series issued and outstanding at the end of the fiscal quarter immediately preceding the fiscal quarter in which the expense or liability is incurred, provided, that for purposes of such allocation, series of shares issued at any time during the twelve calendar months preceding the end of the fiscal quarter in which the expense or liability is incurred and series with respect to which unearned premium is zero as of the date of such allocation, shall be excluded.

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

Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each Account had a balance of $7,500 representing the amount paid for the Shares of that series. During the year ended December 31, 1998, $2,626,787 of net underwriting losses and $555,321 of administrative expenses were allocated among the 315 series of Shares outstanding as of December 31, 1998, and $10,375,464 of net investment income was allocated among such series of Shares and the Common Stock.

As of December 31, 1998, 236 series of Shares outstanding had balances greater than or equal to $7,500 (ranging from $7,672 to $809,892) and 79 of such series had balances less than $7,500 (ranging from $7,453 to zero). (The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore may not be indicative of future accumulated amounts.) At December 31, 1998, an aggregate of $3,530,320 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 67 Subsidiary Capital Accounts and remained outstanding at that date including net deficits of $946,174 associated with 7 series of Shares that have been redeemed. As of December 31, 1998, $2,702,259 of aggregate deficits has been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding. Of this amount $2,004,811 is available to be recovered from deficit accounts should they return to profitability and to the extent that the risk fund is repaid in full.

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

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and generally for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring motor vehicle mechanical service agreements or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships. Under the terms of the Management Agreement, the Company pays the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of Shares at each calendar month end. For the year ended December 31, 1998, the Company incurred fees payable to the Manager in the amount of $228,968.

The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to its services on the Company's behalf. However, out-of-pocket expenses, such as telephone, facsimile, postage, courier delivery, travel and other items are borne by the Company on an expense reimbursement basis.

The Manager performs services similar to those performed for the Company for several other entities. The Manager has thirteen employees. In addition, the Manager may draw upon the resources of its affiliates as needed to provide the services contemplated under the Management Agreement. No employee of the Manager devotes all of his or her time to the business of the Company.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no public market for the Shares or the other capital stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement and requires approval by the Supervisor of Insurance in Barbados.

(b) All of the common stock of the Company is held by MIC. As of March 1, 1999 there were 545 holders of Shares of record, representing 315 series of Shares.

(c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (I) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In February of 1999, February of 1998, March of 1997 and April of 1996, the Company declared dividends of $4,066,464, $5,171,956, $4,196,730 and $4,007,483 respectively.
These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.

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

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from financial statements audited by Deloitte & Touche, independent chartered accountants, whose report with respect to their audits of the financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 is included elsewhere herein.


                                                                 December 31

                              1998                1997                1996               1995                 1994
                              ----                ----                ----               ----                 ----
Premiums Assumed         $ 72,634,160        $ 57,071,313        $ 47,410,037        $ 44,084,952        $ 38,371,896
                         =============       ============        ============        ============        ============
Premiums Earned          $ 57,845,674        $ 45,701,595          36,077,699        $ 28,800,689        $ 21,316,685
Net Investment
  Income                   10,375,464           5,704,678           5,341,924           5,563,573           1,227,816
                         ------------        ------------        ------------        ------------        ------------
Total Income               68,221,138          51,406,273          41,419,623          34,364,262          22,544,501
Less Losses and
  Expenses                 61,027,782          43,503,363          33,965,100          27,462,338          20,825,943
                         ------------        ------------        ------------        ------------        ------------
Net Income*              $  7,193,356        $  7,902,910        $  7,454,523        $  6,901,924        $  1,718,558
                         ============        ============        ============        ============        ============
Dividends Per
  Common Share                      0                   0                   0                   0                   0
Total Assets             $139,312,516        $123,065,286        $106,041,164        $ 91,526,976        $ 66,012,284
Total Policy
  Reserves and
  Other Liabilities       115,786,948         100,999,317          88,479,590          76,350,313          60,246,641
Stockholders' Equity       23,525,568          22,065,969          17,561,574          15,176,663           5,765,643
Dividends Paid on
  Participating Shares      5,171,956           4,196,730           4,007,483           1,188,614           2,156,304



*/ Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See
Note 2 to the financial statements.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company. Although losses are expected to increase due to the increased level of premiums assumed in each preceding year and the anticipated incidence of claims following the expiration of manufacturers' warranties, available funds from the sources identified above have also grown. Net cash provided by operating activities has decreased to $16,077,051 in 1998 from $17,304,385 in 1997 and $17,588,199 in 1996. The
Company believes that such funds will be sufficient to meet its liquidity requirements in 1999 and in future years to which its reinsurance liabilities extend. No capital expenditures are expected during the next few years.

The Company had unearned premium reserves of $110,243,074 as of December 31, 1998, and $95,454,588 as of December 31, 1997. These amounts are attributable to the long-term nature of the contracts sold. Such contracts may extend for up to 72 months from date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has limited exposure to risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until such expiration. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.

On February 26, 1999, the Board of Directors authorized the payment of dividends aggregating $4,066,464 to eligible holders of Participating Shares. See "Market For Registrant's Common Equity And Related Stockholder Matters" for a discussion of dividends paid and legal restrictions on the payment of dividends.

Capital Resources. Capitalization of the Company, as of December 31, 1998, was comprised of paid-in capital with respect to the Common Stock of $200,000, paid-in capital with respect to the Shares of $2,362,500 (compared with $2,115,000 and $1,905,000 as of December 31, 1997 and 1996, respectively), and earnings retained for use in the business of $20,629,009. Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 1999, the Company's required minimum net assets computed in accordance with Barbados law was approximately $6,284,567, compared to total capital and retained earnings computed for purposes of Barbados law of $23,191,509.

Results of Operations. During the year ended December 31, 1998, the Company had net income of $7,193,356 compared to $7,902,910 and $7,454,523 for the years ended December 31, 1997 and 1996, respectively. As described below, the decrease in net income during 1998 compared to the previous year was primarily a result of an underwriting loss which partially offset an increase in investment income. The increase in net income in 1997 compared to 1996 was primarily a result of an increase in investment income combined with a modest increase in underwriting income.

The Company had a net underwriting loss of $3,182,108 in 1998 compared to net underwriting income of $2,198,232 and $2,112,599 for the years ended December 31, 1997 and 1996, respectively. The net underwriting loss recorded during 1998 reflected an increase in the Company's loss ratio (the ratio of losses incurred to premiums earned) as more fully described below. The modest increase in underwriting income during 1997 was the result of an increase in the amount of premiums earned partially offset by an increase in the loss ratio of the Company. During 1998, the Company earned premiums of $57,845,674 compared to $45,701,595 and $36,077,699 during 1997 and 1996, respectively.

Increased premium income has been generated by the issuance of additional series of Shares during the year ended December 31, 1998, and the continuing flow of reinsurance premiums from series issued in prior years. During 1998, the Company issued 37 new series of Shares and redeemed 4 series of Shares for a net increase of 33 series. There were a total of 315 series outstanding at December 31, 1998 compared to 282 and 254 series of Shares outstanding at December 31, 1997 and 1996, respectively.

The Company incurred losses and administrative expenses during the year ended December 31, 1998 of $61,027,782 compared with $43,503,363 and $33,965,100 for the years ended December 31, 1997 and 1996, respectively. Expenses in 1998 were comprised of losses paid and provisions for losses incurred of $45,552,545, ceding commissions and excise taxes of $14,919,916 and operating expenses of $555,321. Losses incurred in 1997 and 1996 were $31,118,622 and $24,037,827 respectively. The loss ratio for the year ended December 31, 1998 was 78.7% compared to 68.1% and 66.6% for the years ended December 31, 1997 and 1996, respectively.

The loss ratio in 1998 resulted from loss experience which was heavily influenced by the type of repairs and price of repaired parts. During the second and third quarters 1998 unusually hot weather in certain areas of the United States resulted in a higher number of covered repairs for mechanical components such as air conditioners and water pumps which contributed to higher loss costs. Loss experience in 1998 also reflected, in part, implementation of previously announced increases in suggested list prices of parts to dealers.

The ceding company, MIC, believes that dealer management is a key factor in loss experience. Many of the dealerships producing mechanical business assumed by the Company are profitable. At dealerships where loss experience has been unprofitable, MIC has recently implemented loss cost procedures including on-site adjusters and/or empowerment restrictions. MIC believes these loss cost procedures should have a favourable effect on the performance of those unprofitable accounts. However, there can be no assurance that such results will be achieved.

The Company incurred operating expenses during the year ended December 31, 1998 of $555,321 compared to $503,020 and $548,525 for the years ended December 31, 1997 and 1996, respectively. MIC has agreed to pay directly certain costs of registering and issuing shares if such costs can not be allocated to the Subsidiary Capital Account for the Common Stock. In 1998, $69,280 of such costs were paid directly by MIC compared to $77,329 and $64,848 for the years ended December 31, 1997 and 1996, respectively.

Investment income in 1998 was $10,375,464  compared to $5,704,678 and $5,341,924 for the years ended December 31, 1997 and 1996, respectively. The increase in investment income during 1998 arose primarily as a result of increases in gains on sale of investment securities as more fully described below. The increase in investment income during 1997 compared to 1996 was attributable to an overall increase in funds available for investment and somewhat higher yields available in the U.S. and other global bond markets.

The sale of investment securities for the year ended December 31, 1998 resulted in realized gains of $4,404,651 compared to realized gains of $750,923 and $64,244 for the years ended December 31, 1997 and 1996, respectively. The increases in realized gains during the year under review arose primarily as a result of increased sales of investment securities to take advantage of market opportunities presented by uncertainty in the U.S. dollar denominated international equity markets. Interest earned for the year ended December 31, 1998 was $5,970,813 compared to $4,953,755 and $5,277,680 for the years ended
December 31, 1997 and 1996, respectively. The increase in interest earned during 1998 compared to 1997 was largely a result of an increase in the amount of assets under management combined with a slight increase in the overall rate of return. The decrease from 1996 compared to 1997 resulted from lower available yields.

Unrealized appreciation on investment securities held at December 31, 1998 was $334,059 compared to unrealized appreciation at December 31, 1997 of $1,135,201. The decrease in unrealized appreciation as of December 31, 1998 compared to December 31, 1997 resulted from sales of investment securities during the third and fourth quarters of 1998 to take advantage of market conditions.

Although at December 31, 1998 and 1997, 100% of the Company's investments were in U.S. dollar-denominated fixed-income securities, the Company's fixed income investment manager seeks on occasion to identify non-U.S. dollar-denominated investments that offer a higher rate of return (net of currency hedging costs) than would be available in the market for similarly rated U.S. dollar-denominated bonds. Instruments used to hedge non-U.S. dollar-denominated investments involve, to varying degrees, elements of credit risk in the event a counterparty should default on its obligation under the hedge instrument. Such credit risk is managed through the selection of financially sound counterparties and periodic monitoring of counterparty financial condition. The Company's investment guidelines do not permit the use of derivatives in managing interest rate risk.

Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the Policies. As of December 31, 1998, the Company had furnished such a letter of credit in the amount of $88,075,000.

In June 1997, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards ("FASB") No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Under this statement all items required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this accounting standard in 1998. Adopting the accounting standard has no impact on reported net income of the Company.

Year 2000

Many computerized systems and microprocessors that are used by the Company's Manager have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. The effects of the Year 2000 issue are also complicated by the Company's dependence on its common shareholder, from whom the Company assumes all of its business, as well as other service providers such as investment advisors and custodians. The Year 2000 issue has the potential to cause disruption to the business of the Company and its customers. In early 1998, the Company initiated communications with its Manager and other service and technology providers in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue. Motors Insurance Corporation, the Company's key retroceding company and common shareholder, has completed its Year 2000 assessment phase and is in the remediation phase with respect to its critical systems.

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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        Page

1.   Independent Auditors' Report...................     34

2.   Balance Sheets, December 31 , 1998 and 1997....     35

3.   Statements of Income and Retained Earnings
       for the years ended December 31, 1998,
       1997 and 1996 ...............................     36

4.   Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996 ............     37

5.   Statement of Changes in Shareholders Equity....     38

5.   Notes to Financial Statements..................   39 - 46

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Motors Mechanical Reinsurance Company, Limited
Financial Services Centre
Bishops Court Hill
St. Michael, Barbados




We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited as of December 31, 1998 and 1997 and the related statements of income and retained earnings, and cash flows and changes for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 1998 and 1997 and the results of its operations and its cash flows and its changes for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.



                                                  s/DELOITTE & TOUCHE
                                                  CHARTERED ACCOUNTANTS



Bridgetown, Barbados
February 12, 1999

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                           (Expressed in U.S. Dollars)


                                         Notes                 1998                   1997
                                         -----             ------------           ------------
ASSETS
   Investments                             3,7             $ 89,474,377           $ 88,585,513
   Cash and cash equivalents               7                 19,504,563              5,645,482
   Accrued investment income                                  1,788,490              3,178,446
   Due (to)/from Motors Insurance Corporation                  (115,667)               841,927
   Deferred acquisition costs                                28,660,753             24,813,918
                                                           ------------           ------------
Total Assets                                                139,312,516            123,065,286
                                                           ============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Unearned premiums                                       $110,243,074           $ 95,454,588
   Loss reserves                           4                  5,393,818              5,421,160
   Accrued liabilities                                          150,056                123,569
                                                           ------------           ------------
   Total Liabilities                                        115,786,948            100,999,317
                                                           ------------           ------------

COMMITMENTS AND CONTINGENCIES              7

STOCKHOLDERS' EQUITY
   Share capital                           5
     Common stock - no par value;

       Authorized - 2,000 shares;
         Issued and outstanding
                  - 2,000 shares                                200,000                200,000

     Participating stock - no par value;
       Authorized - 100,000 shares;
         Issued and outstanding -
         31,500 shares at December 31,
         1998 and 28,200 shares at
         December 31, 1997                                    2,362,500              2,115,000
                                                           ------------            -----------
                                                              2,562,500              2,315,000

   Retained earnings                       8                 20,629,009             18,615,768
   Accumulated other comprehensive         3
     income                                                     334,059              1,135,201
                                                           ------------            -----------
   Total Stockholders' Equity                                23,525,568             22,065,969
                                                           ------------           ------------
Total Liabilities and
   Stockholders' Equity                                    $139,312,516           $123,065,286
                                                           ============           ============


The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                           (Expressed in U.S. Dollars)


                                Notes                            Years Ended December 31
                                -----             --------------------------------------------------
                                                      1998                1997                1996
                                                  -----------         -----------        -----------
INCOME

   Reinsurance
     premiums assumed               6             $72,634,160         $57,071,313        $47,410,037
   Increase in
     unearned premiums                            (14,788,486)        (11,369,718)       (11,332,338)
                                                  -----------         -----------        -----------
   Premiums earned                                 57,845,674          45,701,595         36,077,699
                                                  -----------         -----------        -----------
   Investment income
     Interest earned                                5,970,813           4,953,755          5,277,680
     Realized gains
       on investments - net                         4,404,651             750,923             64,244
                                                  -----------         -----------        -----------
   Investment income                               10,375,464           5,704,678          5,341,924
                                                  -----------         -----------        -----------
TOTAL INCOME                                       68,221,138          51,406,273         41,419,623
                                                  -----------         -----------        -----------
EXPENSES

   Acquisition costs                               14,919,916          11,881,721          9,378,748
   Losses paid                                     45,579,887          29,981,766         23,233,857
   (Decrease)/Increase
     in loss reserves                                 (27,342)          1,136,856            803,970
   Administrative expenses
     Related Parties                                  225,922             219,760            211,001
     Other                                            329,399             283,260            337,524
                                                  -----------         -----------        -----------
TOTAL EXPENSES                                     61,027,782          43,503,363         33,965,100
                                                  -----------         -----------        -----------
NET INCOME FOR THE YEAR                             7,193,356           7,902,910          7,454,523
RETAINED EARNINGS,
   beginning of year                               18,615,768          14,913,053         11,517,542

LESS: DIVIDENDS                                    (5,171,956)         (4,196,730)        (4,007,483)

DEDUCT REDEMPTION OF
   PARTICIPATING STOCK                                 (8,159)             (3,465)           (51,529)
                                                  -----------         -----------        -----------
RETAINED EARNINGS, end of year                    $20,629,009         $18,615,768        $14,913,053
                                                  ===========         ===========        ===========



The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                           (Expressed in U.S. dollars)


                                                                      Years Ended December 31
                                                     -----------------------------------------------------
                                                         1998                 1997                 1996
                                                     ------------         ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reinsurance premiums collected                     $67,293,382         $57,014,145          $46,031,997
   Losses and acquisition
     expenses paid                                    (58,004,044)        (42,436,530)         (34,302,453)
   Administrative expenses paid                          (581,648)           (502,230)            (501,147)
   Investment income received                           7,369,361           3,229,000            6,359,802
                                                      -----------         -----------          -----------
Net cash provided by operating
      activities                                       16,077,051          17,304,385           17,588,199
                                                      -----------         -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                          (324,678,378)       (318,139,315)        (232,194,343)
   Sales and maturities of investments                327,393,023         297,544,335          224,400,822
                                                     ------------         -----------         ------------
Net cash from/(used) in investing
      activities                                        2,714,645         (20,594,980)          (7,793,521)
                                                     ------------         -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     Participating Stock                                  277,500             217,500              120,000
   Redemption of Participating Stock                      (38,159)            (10,965)             (74,029)
   Dividends paid                                      (5,171,956)         (4,196,730)          (4,007,483)
                                                      -----------         -----------          -----------
Net cash used in financing activities                  (4,932,615)         (3,990,195)          (3,961,512)
                                                      -----------         -----------          -----------

INCREASE/(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                       13,859,081          (7,280,790)           5,833,166

CASH AND CASH EQUIVALENTS, beginning
   of year                                              5,645,482          12,926,272            7,093,106
                                                      -----------         -----------          -----------
CASH AND CASH EQUIVALENTS, end of
   year                                               $19,504,563         $ 5,645,482          $12,926,272
                                                      ===========         ===========          ===========
 RECONCILIATION OF NET INCOME TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
   Net income                                         $ 7,193,356          $7,902,910          $ 7,454,523
   Realized gains on investments                       (4,404,651)           (750,923)             (64,244)
   Change in:
     Accrued investment income                          1,389,956          (1,724,755)           1,079,122
     Due from Motors Insurance
        Corporation                                       957,594           2,316,137              (62,477)
     Deferred acquisition costs                        (3,846,835)         (2,958,711)          (2,948,002)
     Unearned premiums                                  14,788,486         11,369,718           11,332,338
     Loss reserves                                        (27,342)          1,136,856              803,970
     Accrued liabilities                                   26,487              13,153               (7,031)
                                                      -----------        ------------          -----------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                         $ 16,077,051       $ 17,304,385         $ 17,588,199
                                                      ============       ============         ============


The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                           (Expressed in U.S. Dollars)



                                                                       December 31, 1998
                                          ------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                              Total                                           Other
                                          Shareholders'    Comprehensive     Retained     Comprehensive      Common    Participating
                                             Equity           Income         Earnings        Income           Stock        Stock
                                             ------           ------         --------        ------           -----        -----
Balance at December 31, 1997                $22,065,969    $     -         $18,615,768     $1,135,201       $200,000    $2,115,000
Comprehensive Income:
   Net income                                 7,193,356     7,193,356        7,193,356             -              -             -
                                                           ----------
   Other comprehensive income,
    net of tax:
  Unrealized loss on securities-
    net of reclassification                    (801,142)     (801,142)           -           (801,142)            -             -
                                                            ----------
  Comprehensive income                             -       $6,392,214            -                 -              -             -
                                                           ===========
Dividends declared on participating stock    (5,171,956)                    (5,171,956)            -              -             -
Participating stock
   Issued                                       285,000                           -                -              -        285,000
   Redeemed                                     (45,659)                        (8,159)            -              -        (37,500)
                                             -----------                    -----------    ----------       ---------   -----------
Balance at December 31, 1998                $23,525,568                    $20,629,009     $  334,059       $200,000    $2,362,500
                                            ============                   ============    ==========       =========   ===========

Disclosure of reclassification amount
   Unrealized holding gains arising
    during period                             3,603,509
   Less: reclassification adjustment
    for gains included in net income         (4,404,651)
                                             -----------

   Net unrealized loss on securities           (801,142)


                                                                       December 31, 1997
                                          ------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                              Total                                           Other
                                          Shareholders'    Comprehensive     Retained     Comprehensive      Common    Participating
                                             Equity           Income         Earnings        Income           Stock        Stock
                                             ------           ------         --------        ------           -----        -----
Balance at December 31, 1996                $17,561,574    $     -         $14,913,053     $  543,521       $200,000     $1,905,000
Comprehensive Income:
   Net income                                 7,902,910      7,902,910       7,902,910             -              -              -
                                                            ----------
   Other comprehensive income,
      net of tax:
   Unrealized loss on securities-
   net of reclassification                      591,680        591,680                        591,680             -              -
                                                            ----------
   Comprehensive income                              -      $8,494,590              -              -              -              -
                                                            ==========
Dividends declared on participating stock    (4,196,730)                     (4,196,730)           -              -              -
Participating Stock
   Issued                                       225,000                             -              -              -         225,000
   Redeemed                                     (18,465)                         (3,465)           -              -         (15,000)
                                            ------------                   -------------   -----------      ---------    -----------
Balance at December 31, 1997                $22,065,969                     $18,615,768    $1,135,201       $200,000     $2,115,000
                                            ============                   =============   ===========      =========    ===========

Disclosure of reclassification amount
   Unrealized holding gains arising
    during period                             1,342,603
   Less: reclassification adjustment
    for gains included in net income           (750,923)
                                            ------------
   Net unrealized gain on securities            591,680
                                            ============


                                                                       December 31, 1996
                                          ------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                              Total                                           Other
                                          Shareholders'    Comprehensive     Retained     Comprehensive      Common    Participating
                                             Equity           Income         Earnings        Income           Stock        Stock
                                             ------           ------         --------        ------           -----        -----
Balance at December 31, 1995                $15,176,663     $   -           $11,517,542    $1,651,621       $200,000     $1,807,500
Comprehensive Income:
   Net income                                 7,454,523      7,454,523        7,454,523            -              -              -
                                                            ----------
   Other comprehensive income,
    net of tax:
   Unrealized loss on securities-
     net of reclassification                 (1,108,100)    (1,108,100)             -      (1,108,100)            -              -
                                                            -----------
   Comprehensive income                              -      $6,346,423              -              -              -              -
                                                            ===========
Dividends declared on participating stock    (4,007,483)                     (4,007,483)           -              -              -
Participating stock
   Issued                                       120,000                             -              -              -         120,000
   Redeemed                                     (74,029)                        (51,529)           -              -         (22,500)
                                             -----------                    ------------   -----------      ---------    -----------
Balance at December 31, 1996                $17,561,574                     $14,913,053    $  543,521       $200,000     $1,905,000
                                            ============                    ============   ===========      =========    ===========

Disclosure of reclassification amount
   Unrealized holding loss arising
    during period                            (1,043,856)
   Less: reclassification adjustment
    for gains included in net income            (64,244)
                                             -----------
   Net unrealized loss on securities         (1,108,100)
                                            ============


The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

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

Note 2.   SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The financial statements are stated in United States dollars and prepared in conformity with accounting principles generally accepted within the United States of America.

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

          Certain   amounts  in  the  1996   financial   statements   have  been
          reclassified to conform with the 1997 and 1998 presentation.

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

          Investments

          Investments, all of which are available for sale, are comprised of interest-bearing marketable securities which are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with original maturities of less than 90 days are classified as cash equivalents. Unrealised appreciation (depreciation) is included in accumulated other comprehensive income.

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

Note 3.   INVESTMENTS

          The cost and fair value of investments in debt securities are as follows:


                                                        Gross                 Gross
                                                      Unrealized           Unrealized              Fair
                                    Cost             Appreciation         Depreciation             Value
                                 -----------         ------------         ------------          -----------
December 31, 1998:

Foreign governments
   and their agencies            $27,522,957          $   43,649            $(290,075)          $27,276,531

Corporations                      25,150,984             538,236               (2,142)           25,687,078

Supranationals                    36,466,377             154,367             (109,976)           36,510,768
                                 -----------          ----------            ---------            ----------
   Total                         $89,140,318          $  736,252            $(402,193)          $89,474,377
                                 ===========          ==========            =========           ===========
December 31, 1997:

Foreign governments
 and their agencies              $27,300,940          $  524,635           $ (119,450)          $27,706,125

Corporations                      46,527,723             714,077              (15,881)           47,225,919

Supranationals                    13,621,649              31,820                 -               13,653,469
                                 -----------          ----------           ----------           -----------
   Total                         $87,450,312          $1,270,532           $ (135,331)          $88,585,513
                                 ===========          ==========           ==========           ===========


Note 3.   INVESTMENTS (Cont'd)

          The cost and fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Cost                Fair Value
          Due after one year
            through five years          $58,087,649           $57,989,686

          Due after five years
            through ten years            31,052,669            31,484,691
                                        -----------           -----------

                                        $89,140,318           $89,474,377
                                        ===========           ===========

          In 1998, gross gains of $6,253,358 and gross losses of $1,848,707 were realized. In 1997, gross gains of $1,494,878 and gross losses of $743,955 were realized. In 1996, gross gains of $1,997,197 and gross losses of $1,932,953 were realized.

          The following summarizes net unrealized appreciation (depreciation) on investments:

             Balance, December 31, 1995                   $ 1,651,621
             Net depreciation                              (1,108,100)
                                                          -----------

             Balance, December 31, 1996                   $   543,521
             Net appreciation                                 591,680
                                                          -----------

             Balance, December 31, 1997                   $ 1,135,201
             Net depreciation                                (801,142)
                                                          -----------

             Balance, December 31, 1998                   $   334,059
                                                          ===========

          The investment portfolio is comprised of diverse debt securities which do not result in any concentration of credit risk. At December 31, 1998, 100% of the Company's investments are denominated in U.S. dollars.

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

Note 4.   RESERVES FOR UNPAID LOSSES

          The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1998, 1997 and 1996:



                                                     1998                  1997                   1996
                                                     ----                  ----                   ----
Beginning balance in
reserves for losses                               $ 5,421,160           $ 4,284,304           $ 3,480,334
                                                  -----------           -----------           -----------
Add/(deduct)-provision for
losses incurred related to:

       Current claim year                          45,843,093            31,904,950            24,080,078
       Prior claim years                             (290,547)             (746,024)              (42,251)
                                                  -----------           -----------           -----------
             Total                                 45,552,546            31,158,926            24,037,827
                                                  -----------           -----------           -----------
Deduct paid losses attributable to:

       Current claim year                          40,767,738            27,024,981            20,330,269
       Prior claim years                            4,812,150             2,997,089             2,903,588
                                                   ----------           -----------           -----------
             Total                                 45,579,888            30,022,070            23,233,857
                                                  -----------           -----------          ------------
Ending balance in
reserves for losses                               $ 5,393,818           $ 5,421,160           $ 4,284,304
                                                  ===========           ===========           ===========



As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 1998, 1997 and 1996 decreased by $290,547, $746,024 and $42,251 respectively, because of lower actual claims.

Note 5.   STOCKHOLDERS' EQUITY

          All of the Company's Common Stock is held by MIC. A prospectus dated May 12, 1998 is offering 12,000 shares of Participating Stock to persons certified by owners of certain motor vehicle franchises. The offering consists of 120 series of 100 shares each at a price of $75 per share.

          During 1998, 37 additional series of 100 shares of Participating Stock were issued as compared with 29 for the year ended December 31, 1997. In addition, in 1998 the Board of Directors redeemed 4 series of 100 shares at the request of the shareholders. The redeemed series had been previously placed in run off and had reached a fully earned position during 1998.

          In the years ended December 31, 1998, 1997 and 1996, costs in the amount of $69,280, $77,239 and $64,848 respectively, were incurred in the sale of Participating Stock. The Common Stockholder reimbursed the Company directly for these expenses.

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

          From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 1998, there were no funds held in escrow.

Note 6.   REINSURANCE PREMIUMS

          Under the provisions of the retrocession agreement, the Company will assume additional cessions of $36,747,691 ($31,818,196 at December 31, 1997) relating to premiums written by Motors Insurance Corporation but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.   LETTER OF CREDIT

          The Company has provided an irrevocable letter of credit to MIC, in the amount of $88,075,000 to collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and investments are assigned to collateralize the letter of credit.

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

          Barbados law requires that the Company maintain a minimum margin of solvency based generally on the amount of premiums earned in the preceding year. At January 1, 1999, the Company's required minimum stockholders' equity computed in accordance with Barbados law was approximately $6,284,567.

          Retained   earnings   applicable  to  the  Common  and   Participating
          Stockholders are comprised of the following:

                                   Common    Participating      Total
                                -----------  -------------   -----------
Balance (Deficit),
  December 31, 1995             $ (10,861)     $11,528,403   $11,517,542

Net income for the year            14,131        7,440,392     7,454,523
Net transfers                       6,147           (6,147)         -
Dividends paid                        -         (4,007,483)   (4,007,483)
Redemption of participating
  stock                               -            (51,529)      (51,529)
                                -----------    ------------  ------------
Balance (Deficit),
  December 31, 1996                 9,417       14,903,636    14,913,053

Net income for the year            12,304        7,890,606     7,902,910
Net transfers                     (29,881)          29,881         -
Dividends paid                        -         (4,196,730)   (4,196,730)
Redemption of participating
  stock                               -             (3,465)       (3,465)
                                -----------    ------------  ------------
Balance (Deficit)
  December 31, 1997                (8,160)      18,623,938    18,615,768

Net income for the year            20,970        7,172,386     7,193,356
Net transfers                     (21,529)          21,529         -
Dividends paid                        -         (5,171,956)   (5,171,956)
Redemption of participating
 stock                                -             (8,159)       (8,159)
                                -----------    ------------  ------------
Balance (Deficit),
  December 31, 1998             $   (8,719)    $20,637,728   $20,629,009
                                ===========    ============  ============

                                    PART III


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on April 23, 1998 and one director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:


                                      POSITION WITH THE COMPANY
                                      (AND OTHER EMPLOYMENT DURING
    NAME                     AGE      PAST FIVE YEARS)

William B. Noll............. 56       Chairman, Chief Executive Officer,
                                      President and Director (President, Motors
                                      Insurance Corporation ("MIC"), 1998;
                                      President, GMAC Insurance Holdings, 1997,
                                      Executive Vice President & Chief Financial
                                      Officer, MIC, 1993-1998; Group Vice-
                                      President, MIC, 1991-1993; Vice President,
                                      MIC, 1989-1990).

                                      Mr. Noll became President and Director in
                                      1995.

Louis S. Carrio, Jr........   55      Vice-President and Director (Vice-Pres-
                                      ident, MIC).

                                      Mr. Carrio became Vice-President and
                                      Director in 1991.

Bernard J. Buselmeier.......  43      Vice-President and Director (Vice-
                                      President and Treasurer, MIC, March 1993;
                                      Treasurer, MIC, 1989-1993)

                                      Mr. Buselmeier became Vice-President and
                                      Director in 1995.

John J. Dunn, Jr............  40      Vice-President and Director (Vice
                                      President & Treasurer, MIC, 1998,
                                      Assistant Treasurer, MIC 1995-1998;
                                      previously manager, Coopers & Lybrand,
                                      L.L.P.)

                                      Mr. Dunn became Vice-President and
                                      Director in 1996.

Peter R. P. Evelyn ........   57      Director (Attorney, Evelyn, Gittens &
                                      Farmer, a Barbados law firm).

                                      Mr. Evelyn became a Director in 1986.

William Bradshaw .........    49      Director (Bradshaw Automotive Group)
                                      Mr. Bradshaw became a Director in 1998.

Ronald W. Jones ...........   46      Vice-President, Finance (Managing
                                      Director, Aon Insurance Managers
                                      (Barbados) Ltd.).

                                      Mr. Jones has served as Vice-President,
                                      Finance since 1987.

Michael B. Boyce...........   58      Secretary (Principal, Colybrand Company
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC owns all of the issued and outstanding shares of the Common Stock of the Company, which consists of 2,000 shares. William Bradshaw, a director, owns 100 shares of Participating Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION



                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Index to Document List

               (i)  Financial Statements

                    The following are included in Item 8:

                    (i)  Independent Auditors' Report.

                    (ii) Balance Sheets, December 31, 1998 and 1997.

                    (iii)Statements  of Income  and  Retained  Earnings  for the
                         years ended December 31, 1998, 1997 and 1996.

                    (iv) Statements  of Cash Flows for the years ended  December
                         31, 1998, 1997, and 1996.

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

          10(a)Form  of  Principal   Retrocession   Agreement   between   Motors
               Insurance  Corporation  and  Registrant  filed  by  reference  to
               Exhibit 10(a) of the Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

          10(b)Form  of  Supplemental   Retrocession  Agreement  between  Motors
               Insurance  Corporation  and  Registrant  filed  by  reference  to
               Exhibit 10(b) of the Registration Statement on Form S-1, File No. 33-6534 dated June 18, 1986.

          10(c)Specimen Stock Purchase  Agreement  filed by reference to Exhibit
               10(c) to Amendment No. 2 to Registration Statement on Form S-1, File No. 33-6534, dated May 22, 1987.

          10(d)Amended and Restated Stock Purchase Agreement between Registrant and Motors Insurance Corporation filed by reference to Exhibit 10(d) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-6534, dated February 12, 1987.

          10(e)Insurance   Management   Agreement  between  Registrant  and  Aon
               (formerly Alexander) Insurance Managers (Barbados) Ltd., effective January 1, 1996 filed by reference to Exhibit 10(e) to Annual Report on Form 10K, File No. 33-6534 for the year ended December 31, 1996.

          10(f)Investment  Management  Agreement  between  Registrant  and  N.M.
               Rothschild Asset Management Limited, effective January 26, 1988.

          20(a)Proxy solicitation materials sent to shareholders in connection with annual meeting held on April 23, 1998, filed by reference to
               Exhibit 20(b) to Annual Report on Form 10-K, File No. 33-6534, for the year ended December 31, 1997.

          20(b)Proxy solicitation materials sent to shareholders in connection with annual meeting to be held on April 22, 1999.


          27   Financial Data Schedule.

          28(c)Certificate of Barbados  Residency  filed by reference to Exhibit
               28(c) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

          99(a)Certification Form filed by reference to Exhibit 28(a) to Amendment No. 2 to Registration Statement on Form S-1, File No. 33-6534, dated June 18, 1986.

          99(b)Guarantee issued by the Minister of Finance of Barbados filed by reference to Exhibit 99(b) to Amendment No. 2 to Registration Statement on Form S-2, File No. 33-60105, dated April 23, 1996.

          (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 1998 have been filed.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                                  (Registrant)



                                   By s/Ronald W. Jones
                                      ------------------------
                                      Ronald W. Jones
                                      Vice-President, Finance


                                   Date: March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

      Signature                         Title                          Date
      ---------                         -----                          ----

s/William B. Noll                Chairman, Chief Executive        March 26, 1999
-------------------------        Officer, President and
  William B. Noll                Director

s/Louis S. Carrio, Jr.           Vice-President and               March 26, 1999
-------------------------        Director
  Louis S. Carrio, Jr.


s/John J. Dunn, Jr.              Vice-President and               March 26, 1999
-------------------------        Director
  John J. Dunn, Jr.


s/Bernard J. Buselmeier          Vice-President and               March 26, 1999
-------------------------        Director
  Bernard J. Buselmeier


-------------------------        Director
  William Bradshaw


s/Peter R. P. Evelyn
-------------------------        Director                         March 30, 1999
  Peter R. P. Evelyn


s/Ronald W. Jones                Vice-President                   March 24, 1999
-------------------------        Finance, Principal
  Ronald W. Jones                Financial and
                                 Accounting Officer


     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     Proxy solicitation materials were sent to shareholders in connection with the annual meeting held on April 23,1998 and in connection with the 1999 annual meeting, to be held on April 22, 1999.