Form 10-Q
period 1999-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1999-05-17
CIK 790381

PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                   FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
---  Securities Exchange Act of 1934

For quarterly period ended      March 31, 1999
                           ------------------------

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number      33-6534
                       -----------------

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

          Yes  X    No
              ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of March 31, 1999
            -----                       --------------------
  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            31,200

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          1.   Balance Sheets, March 31, 1999 and December 31, 1998.

          2. Statements of Operations and Retained Earnings for the three month periods ended March 31, 1999 and 1998.

          3. Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                March 31, 1999     December 31,
                                                  (unaudited)          1998
                                                --------------     ------------
ASSETS
   Investments                                   $100,924,615      $ 89,474,377
   Cash and cash equivalents                        2,938,396        19,504,563
   Accrued investment income                        1,757,884         1,788,490
   Due from/(to) Motors Insurance Corporation       1,183,011          (115,667)
   Deferred acquisition costs                      29,272,294        28,660,753
   Prepaid expenses                                    36,875              -
                                                 ------------      ------------
   Total Assets                                  $136,113,075      $139,312,516
                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
       Unearned premiums                         $112,594,698      $110,243,074
       Loss reserves                                5,427,910         5,393,818
       Accrued liabilities                            179,314           150,056
                                                 ------------      ------------
    Total liabilities                             118,201,922       115,786,948
                                                 ------------      ------------
    STOCKHOLDERS' EQUITY

       Share Capital
           Common Stock-no par value;
              Authorized - 2,000 shares;
              issued and outstanding -
              2,000                                   200,000           200,000

           Participating Stock-no par value;
              Authorized - 100,000 shares;
              Issued and  outstanding  -
              31,200 shares as of March 31,
              1999 and 31,500 shares as of
              December 31, 1998                     2,340,000         2,362,500
                                                 ------------      ------------
                                                    2,540,000         2,562,500

       Retained Earnings                           16,182,420        20,629,009

       Accumulated other comprehensive
         income                                      (811,267)          334,059
                                                 ------------      ------------
       Total Stockholders' Equity                  17,911,153        23,525,568
                                                 ------------      ------------
       Total Liabilities and Stockholders'
         Equity                                  $136,113,075      $139,312,516
                                                 ============      ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
              MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                       Three Month Periods
                                                         Ended March 31,
                                                     1999              1998
                                                  -----------       -----------
INCOME

   Reinsurance premiums assumed                   $17,861,028       $17,579,710
   Increase in unearned premiums                    2,351,624         4,286,545
                                                  -----------       -----------
   Premiums earned                                 15,509,404        13,293,165
                                                  -----------       -----------
   Investment income
     Interest earned                                1,379,290         1,360,633
     Realized gains (losses)
       on investments                              (1,155,006)        1,279,397
                                                  -----------       -----------
   Investment income                                  224,284         2,640,030
                                                  -----------       -----------
TOTAL INCOME                                       15,733,688        15,933,195
                                                  -----------       -----------
EXPENSES

   Acquisition costs                                4,032,443         3,456,533
   Losses paid                                     11,884,161         9,384,199
   Increase/(Decrease) in loss reserves                34,092          (769,872)
   Administrative expenses
     - Related Parties                                 61,251            52,644
     - Other                                          104,512            81,170
                                                  -----------       -----------
TOTAL EXPENSES                                     16,116,459        12,204,674
                                                  -----------       -----------
NET (LOSS)/INCOME                                    (382,771)        3,728,521

RETAINED EARNINGS,
   beginning of period                             20,629,009        18,615,768

LESS:  DIVIDENDS                                   (4,066,464)       (5,171,956)

REDEMPTION OF PARTICIPATING STOCK                       2,646                 0
                                                  -----------       -----------
RETAINED EARNINGS,                                $16,182,420       $17,172,333
   end of period                                  ===========       ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                        MARCH 31, 1999 AND MARCH 31, 1998
                                    UNAUDITED
                           (Expressed in U.S. Dollars)

                                                       Three Month Periods
                                                         Ended March 31,
                                                     1999              1998
                                                  -----------       -----------

Cash flows from operating activities:
   Reinsurance premiums collected                $          0       $12,554,630
   Losses and acquisition expenses paid                     0       (11,735,610)
   Administrative expenses paid                      (141,175)         (142,302)
   Investment income received                       1,411,896         2,857,010
                                                  -----------       -----------
Net cash provided by operating activities           1,270,721         3,533,728
                                                  -----------       -----------
Cash flows from investing activities:
   Purchases of investments                      (114,998,010)      (97,764,585)
   Sales and maturities of investments            101,247,440       100,389,098
                                                  -----------       -----------
Net cash (invested)/provided                      (13,750,570)        2,624,513
                                                  -----------       -----------
Cash flows from financing activities:
   Proceeds from issuance of Participating
     Stock                                              7,500            67,500
   Redemption of Participating Stock                  (27,354)                0
   Dividends paid                                  (4,066,464)       (5,171,956)
                                                  -----------       -----------
Net cash (used in) provided by
   financing activities                            (4,086,318)       (5,104,456)
                                                  -----------       -----------
(Decrease)/Increase in cash and cash
   equivalents                                    (16,566,167)        1,053,785
Cash and cash equivalents, beginning
   of period                                       19,504,563         5,645,482
                                                  -----------       -----------
Cash and cash equivalents, end
   of period                                      $ 2,938,396       $ 6,699,267
                                                  ===========       ===========
Reconciliation of net income/(loss) to net cash provided by operating activities:

   Net income/loss                                   (382,771)        3,728,521
   Realized losses/(gains) on investments           1,155,006        (1,279,397)
   Change in:
     Accrued investment income                         30,606         1,494,377
     Due from Motors Insurance Corporation         (1,298,678)       (2,817,778)
     Deferred acquisition costs                      (611,541)       (1,114,670)
     Prepaid expenses                                 (36,875)           (3,189)
     Unearned premiums                              2,351,624         4,286,545
     Loss reserves                                     34,092          (769,872)
     Accrued liabilities                               29,258             9,191
                                                  -----------       -----------
Net cash provided by operating activities         $ 1,270,721       $ 3,533,728
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

On February 26, 1999, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $4,066,464.

The payment of the 1998 fourth quarter reinsurance cession due to the ceding company during the first quarter 1999 was deferred for settlement during the second quarter 1999 resulting in zero cash flow activity for items of cash flow included herein.

Capital Resources. During the quarter ended March 31, 1999, one new series of Shares was added and four series were redeemed bringing the total number of series issued and outstanding to 312 as of the end of the quarter. As of March 31, 1999, the share capital of the Company was $2,540,000 (compared with $2,562,500 as of December 31, 1998) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $2,340,000 (compared with $2,362,500 as of December 31, 1998). In addition, the Company had surplus from retained earnings in the amount of $16,182,420 as of March 31, 1999 compared with $20,629,009 as of December 31, 1998. The net decrease in retained earnings is primarily attributable to the dividend paid on February 26, 1999.

Results of Operations. During the quarter ended March 31, 1999, the Company had a net loss of $382,771, compared with net income of $3,728,521 for the quarter ended March 31, 1998. As discussed below, the decrease in net income for the quarter ended March 31, 1999 compared to the comparable period of 1998 is the result of realised losses on the sale of investment securities and unfavourable loss reserve development as advised by the ceding company.

Premiums earned increased to $15,509,404 during the quarter ended March 31, 1999 compared to $13,293,165 for the same period in 1998. Expenses incurred during the quarter ended March 31, 1999 were $16,116,459 compared to $12,204,674 for the comparable quarter of 1998. Net underwriting loss for the quarter ended March 31, 1999 was $607,055 compared to income of $1,088,491 for the comparable period in 1998. The ratio of losses incurred to premiums earned for the quarter under review was 76.9% compared to 64.8% for the comparable period in 1998.

The ceding company experienced increased losses during the last half of 1998, primarily due to adverse climatic conditions during the latter half of 1998 which affected the performance of certain motor vehicle parts under service contracts combined with economic changes in the pricing of repairs during the same period. The ceding company continues to monitor and implement measures to control loss ratios. The loss costs reported for the quarter under review of 76.9% represents a decrease from the last quarter of 1998 ratio of 88.5%.

Investment income for the quarter ended March 31, 1999 was $224,284 compared to $2,640,030 for the comparable period of 1998. During the quarter under review, the Company realised losses on the sale of investment securities of $1,155,006 compared to gains of $1,279,397, during the comparable period of 1998. As of March 31, 1999, the Company had net unrealized depreciation of $811,267 on its investments compared to unrealized appreciation of $334,059 as of December 31, 1998. The losses on the sale of investment assets during the quarter under review and the change in the amount of the unrealized position on the portfolio as of March 31, 1999 compared to December 31, 1998 are in large part attributable to a sell off of U.S. dollar denominated bonds in anticipation of higher interest rates due to continued strength in U.S. economic growth. The gains on sales of investments during the comparable quarter of the prior year were due to declines in long term U.S. interest rates.

For the quarter ended March 31, 1999 the Company had interest income of $1,379,290 compared to $1,360,633 for the comparable period of 1998. These increases were largely attributable to increases in the amount of assets under management.

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

The Company does not separately own or license any computers or computer software applications. Instead it has outsourced these functions through an insurance management agreement. To date, the Company has not incurred, expensed or capitalized amounts related to the Year 2000 remediation. The Company does not expect to incur incremental expenses or to forego or delay information technology projects due to Year 2000. In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope or the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. In the event that the Company or its service providers are unable to complete remedial actions or are unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on the Company's business, results of operations or financial condition.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

At the annual meeting of shareholders of the Company held on April 22, 1999, (the "Annual Meeting") the holder of the Common Stock re-elected three directors, William B. Noll, John J. Dunn, Jr., and Peter R.P. Evelyn and elected two new directors, Thomas D. Callahan and Robert E. Capstack to replace Louis S. Carrio Jr. and Bernard J. Buselmeier. The holders of Participating Shares unanimously elected the sixth director, Diane Sauer. The holder of the Common Stock also elected John Gressa and Robert Nelson as alternate directors for Messrs. Callahan and Capstack respectively.

At the Annual Meeting, the shareholders of the Company unanimously approved amendments to the Company's Restated Articles of Incorporation to clarify the definition of the term 'MIC Agency Account' and related definitions of persons and/or entities to whom shares of participating stock may be issued.


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

           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)


                             By:  s/Ronald W. Jones
                                  ---------------------------
                                  Ronald W. Jones
                                  Vice President, Finance
                                  Signing on behalf of
                                  the Registrant, and
                                  Principal Financial Officer

Dated: