Form 10-Q
period 1999-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1999-08-17
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For quarterly period ended      June 30, 1999
                           -----------------------

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________  to ___________

Commission File Number        33-6534

                 Motors Mechanical Reinsurance Company, Limited
             (Exact name of registrant as specified in its charter)

           Barbados                                         N/A
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

      Bishops Court Hill, St. Michael, Barbados             N/A
       (Address of principal executive offices)          (Zip Code)

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

                           Yes       X               No
                                  -------                 -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Class                               As of June 30, 1999

Common Stock, no par-value                                     2,000
Participating Stock, no par-value                             31,100

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

PART I.           FINANCIAL INFORMATION

     Item 1. Financial Statements

          1.   Balance Sheets, June 30, 1999 and December 31, 1998.

          2. Statements of Income and Retained Earnings for the three month periods ended June 30, 1999 and 1998 and the six month periods ended June 30, 1999 and 1998.

          3. Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                                          June 30, 1999              December 31,
                                                           (unaudited)                   1998
                                                          -------------              ------------
ASSETS
   Investments                                            $ 99,529,366               $ 89,474,377
   Cash and cash equivalents                                 2,928,350                 19,504,563
   Accrued investment income                                 1,968,185                  1,788,490
   Due from (to) Motors Insurance
        Corporation                                            906,429                   (115,667)
   Deferred acquisition costs                               30,021,668                 28,660,753
   Prepaid expenses                                             24,250                          0
                                                           -----------                -----------
   Total Assets                                           $135,378,248               $139,312,516
                                                          ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
        Unearned premiums                                 $115,568,826               $110,243,074
        Loss reserves                                        5,671,646                  5,393,818
        Accrued liabilities                                    168,246                    150,056
                                                          ------------               ------------
   Total liabilities                                       121,408,718                115,786,948
                                                          ------------               ------------

   STOCKHOLDERS' EQUITY
        Share  Capital
          Common Stock-no par value;
          Authorized - 2,000 shares;
          issued and outstanding - 2,000                       200,000                    200,000
        Participating Stock-no par value;
          Authorized - 100,000 shares;
          issued and outstanding -
          31,100 shares as of June 30,
          1999 and 31,500 shares as of
          December 31, 1998                                  2,332,500                  2,362,500
                                                          ------------               ------------
                                                             2,532,500                  2,562,500

   Retained Earnings                                        14,146,110                 20,629,009

   Accumulated other comprehensive
        (loss) income                                       (2,709,080)                   334,059
                                                          -------------              ------------
   Total Stockholders' Equity                               13,969,530                 23,525,568
                                                          ------------               ------------

   Total Liabilities and Stockholders'
        Equity                                            $135,378,248               $139,312,516
                                                          ============               ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
           MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND THE
             SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)


                                                     Three Month Periods                            Six Month Periods
                                                        Ended June 30,                                Ended June 30,

                                                1999                    1998                    1999                   1998
                                            ------------            -----------             -----------            -----------
INCOME
   Reinsurance premiums                     $19,179,918            $18,478,223             $37,040,946             $36,057,933
   assumed
   Increase in unearned
   premiums                                   2,974,128              4,149,151               5,325,752               8,435,696
                                            -----------            -----------             -----------             -----------
   Premiums earned                           16,205,790             14,329,072              31,715,194              27,622,237
                                            -----------            -----------             -----------             -----------

   Investment income
      Interest earned                         1,401,694              1,445,457               2,780,984               2,806,090
      Realized (losses) gains
      on investments                        (1,550,151)              (173,662)             (2,705,157)               1,105,735
                                           ------------            -----------             -----------             -----------
Investment (loss) income                      (148,457)              1,271,795                  75,827               3,911,825
                                             ----------            -----------             -----------             -----------
TOTAL INCOME                                 16,057,333             15,600,867              31,791,021              31,534,062
                                            -----------            -----------             -----------             -----------

EXPENSES
   Acquisition costs                          4,237,534              3,606,295               8,269,977               7,062,828
   Losses paid                               13,370,567             10,432,562              25,254,728              19,816,761
   Increase (decrease) in loss reserves         243,736                203,478                 277,828               (566,394)

   Administrative expenses
      -   Related Parties                        65,816                 57,588                 127,067                 110,232
      -   Other                                  99,828                116,874                 204,340                 198,044
                                            -----------            -----------              ----------             -----------
TOTAL EXPENSES                               18,017,481             14,416,797              34,133,940              26,621,471
                                            -----------            -----------              ----------             -----------
NET (LOSS) INCOME                           (1,960,148)              1,184,070             (2,342,919)               4,912,591
RETAINED EARNINGS,
   beginning of period                       16,182,420             17,172,333              20,629,009              18,615,768

LESS: DIVIDENDS                                       0                      0             (4,066,464)             (5,171,956)

LESS: REDEMPTION OF
        PARTICIPATING STOCK                    (76,162)                      0                (73,516)                       0
                                            -----------            -----------             -----------             -----------
RETAINED EARNINGS,
   end of period                            $14,146,110            $18,356,403             $14,146,110             $18,356,403
                                            ===========            ===========             ===========             ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                   JUNE 30, 1999 AND JUNE 30, 1998 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                                              Six Month Periods
                                                                                Ended June 30,
                                                                         1999                   1998
                                                                        ------                 ------
Cash flows from operating activities:
   Reinsurance premiums collected                                   $35,756,436            $30,134,340
   Losses and acquisition expenses paid                             (34,606,352)           (25,691,013)
   Administrative expenses paid                                        (356,321)              (351,091)
   Investment income received                                         2,603,289              4,269,445
                                                                    ------------           ------------
Net cash provided by operating activities                             3,397,052              8,361,681
                                                                    ------------           ------------
Cash flows from investing activities:
   Purchases of investments                                        (223,017,168)          (154,108,002)
   Sales of investments                                             207,221,883            152,924,666
                                                                    ------------           ------------
Net cash invested                                                   (15,795,285)            (1,183,336)
                                                                   -------------          -------------
Cash flows from financing activities
   Proceeds from issuance of Participating Stock                         30,000                187,500
   Redemption of participating stock                                   (141,516)                     0
   Dividends paid                                                    (4,066,464)            (5,171,956)
                                                                   -------------          -------------
Net cash used in financing activities                                (4,177,980)            (4,984,456)
                                                                   -------------          -------------
(Decrease) increase in cash and cash equivalents                    (16,576,213)             2,193,889
Cash and cash equivalents, beginning of period                       19,504,563              5,645,482
                                                                    ------------           ------------
Cash and cash equivalents, end of period                            $ 2,928,350            $ 7,839,371
                                                                    ============           ============
Reconciliation of net income to net cash provided
   by operating activities:
   Net (loss) income                                                 (2,342,919)             4,912,591
   Realized losses (gains) on investments                             2,705,157             (1,105,735)
   Change in:
      Accrued investment income                                        (179,695)             1,461,355
      Due from Motors Insurance Corporation                          (1,022,096)            (2,583,827)
      Deferred acquisition costs                                     (1,360,915)            (2,193,921)
      Prepaid expenses                                                  (24,250)               (35,686)
      Unearned premiums                                               5,325,752              8,435,696
      Loss reserves                                                     277,828               (566,394)
      Accrued liabilities                                                18,190                 37,602
                                                                    ------------          -------------
Net cash provided by operating activities                           $ 3,397,052           $  8,361,681
                                                                    ============          =============

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

Capital Resources. During the quarter ended June 30, 1999, 1 new series of Shares was added and 2 series of Shares were redeemed bringing the total number of series issued and outstanding to 311 as of the end of the quarter. As of June 30, 1999, the share capital of the Company was $2,532,500 (compared with $2,562,500 as of December 31, 1998) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $2,332,500 (compared with $2,362,500 as of December 31, 1998). In addition, the Company had surplus from retained earnings in the amount of $14,116,110 as of June 30, 1999 compared with $20,629,009 as of December 31, 1998. The reduction in retained earnings has arisen primarily as a result of a dividend payment of $4,066,464 and the net loss for the period as discussed more fully below.

Results of Operations. During the quarter ended June 30, 1999, the Company had a net loss of $1,960,148, compared with net income of $1,184,070 for the quarter ended June 30, 1998. For the six month period ended June 30, 1999, the company had a net loss of $2,342,919, compared with net income of $4,912,591 for the comparable period in 1998. As discussed below, the decreases in net income for the quarter and six month period ended June 30, 1999 compared to the comparable periods of 1998 are primarily attributable to less favourable underwriting performance and a decline in returns on the Company's investment portfolio.

Premiums earned increased to $16,205,790 during the quarter ended June 30, 1999 compared to $14,329,072 for the same period in 1998. Expenses incurred during the quarter ended June 30, 1999 were $18,017,481 compared to $14,416,797 for the comparable quarter of 1998. The Company experienced a net underwriting loss for the quarter ended June 30, 1999 of $1,811,691 compared to an underwriting loss of $87,725 for the comparable period in 1998. The ratio of losses incurred to premiums earned for the quarter ended June 30, 1999 was 84% compared to 74.2% for the comparable period in 1998 primarily as a result of increases in losses paid.

For the six month period ended June 30, 1999, the Company had earned premiums of $31,715,194 compared to $27,622,237 for the comparable period of 1998. Expenses incurred during the six month period ended June 30, 1998 were $34,133,940 compared to $26,621,471 for the comparable period in 1998. Net underwriting loss for the Company was $2,418,746 for the six month period ended June 30, 1999 compared to $1,000,766 for the comparable period in 1998. The loss ratio for the six month period ended June 30, 1999 was 80.5%, compared to 69.7% for the six month period ended June 30, 1998.

The Company is currently evaluating ways for improving its underwriting performance and has had discussions with MIC regarding such matters. MIC is contacting unprofitable accounts with a view to implementing procedures to discontinue ceding new business into MMRC with respect to such accounts. Additionally, MIC began placing claims adjusters at some unprofitable accounts in the first quarter of 1999 and will continue this practice where necessary. Furthermore, claims approval empowerment levels are being significantly reduced or eliminated.

Investment loss for the quarter ended June 30, 1999 was $148,457 compared to income of $1,271,795 for the comparable period of 1998. Investment income for the six month period ended June 30 1999 was $75,827 compared to $3,911,825 for the comparable period of 1998. During the quarter ended June 30, 1999, the Company realised losses on the sale of investment securities of $1,550,151, compared to realised losses of $173,662 during the comparable period of 1998. The Company realized losses on the sale of investment securities during the quarter and the six month period ended June 30, 1999 as a result of sales of fixed income securities, the value of which had decreased as a result of increases in interest rates.

The unrealised depreciation on investments increased from $811,267 at March 31, 1999 to $2,709,080 at June 30, 1999. The change in the unrealised position during the quarter ended June 30, 1999 was brought about by a decline in the market value of the portfolio due to increased interest rates.

During the quarter ended June 30, 1999 the unrealised depreciation on investments increased from $811,267 at March 31, 1999 to $2,709,080 at June 30, 1999. The change in the unrealised position during the quarter ended June 30, 1999 was brought about by a decline in the market value of the portfolio due to increased interest rates.

For the quarter ended June 30, 1999, the Company had interest income of $1,401,694 compared to $1,445,457 for the comparable period of 1998. For the six month period ended June 30, 1999, the Company had interest income of $2,780,984 compared to $2,806,090 for the comparable period of 1998. These decreases were largely attributable to lower coupon rates on the Company's portfolio of fixed income securities partially offset by an increase in funds available for investment.

Effective June 24, 1999 the Company liquidated certain of its fixed income securities in order to invest $10 million in a U.S. dollar denominated equity fund. As at June 30, 1999 the market value of the Company's investment in the fund was $10,182,971.

Year 2000

Many computerized systems and microprocessors that are used by the Company's manager have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. The effects of the Year 2000 issue are also complicated by the Company's dependence on its common shareholder, from whom the Company assumes all of its business, as well as other service providers such as investment advisors and custodians. The Year 2000 issue has the potential to cause disruption to the business of the Company and its customers. In early 1998, the Company initiated communications with its manager and other service and technology providers in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue. Motors Insurance Corporation, the Company's key retroceding company and common shareholder, has completed its Year 2000 assessment phase and is in the remediation phase with respect to its critical system.

The Company does not separately own or license any computers or computer software applications, instead it has outsourced these functions through an insurance management agreement. To date, the Company has not incurred, expensed or capitalised amounts related to the Year 2000 remediation. The Company does not expect to incur incremental expenses or to forego or delay information technology projects due to Year 2000. In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope for the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. In the event that the Company or its service providers are unable to complete remedial actions or are unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on the Company's business, results of operations or financial condition.

The foregoing Management Discussion and Analysis contains various forward looking statements within the meaning of applicable federal securities laws and are based upon Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

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



Dated:  August 17, 1999