Form 10-Q
period 1999-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 1999-11-15
CIK 790381

PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For quarterly period ended         September 30, 1999
                           ----------------------------------

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

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

          Yes  X    No
              ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                       As of September 30, 1999
               -----                       ------------------------
     Common Stock, no par-value                     2,000
     Participating Stock, no par-value             30,700

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10- Q:

Part 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               1.   Balance Sheets, September 30, 1999 and December 31, 1998.

               2. Statements of Income and Retained Earnings for the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998.

               3. Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                   Sept 30, 1999   December 31,
                                                    (unaudited)        1998
                                                   ------------    ------------
ASSETS
  Investments                                      $ 96,018,725    $ 89,474,377
  Cash and cash equivalents                           8,430,817      19,504,563
  Accrued investment income                           2,037,782       1,788,490
  Deferred acquisition costs                         24,181,324      28,660,753
  Prepaid expenses                                       23,625               0
                                                   ------------    ------------
  Total Assets                                     $130,692,273    $139,428,183
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
    Unearned premiums                              $ 93,009,463    $110,243,074
    Loss reserves                                     4,643,263       5,393,818
    Due to Motors Insurance Corporation              19,114,910         115,667
    Accrued liabilities                                 223,609         150,056
                                                   ------------    ------------
  Total liabilities                                 116,991,245     115,902,615
                                                   ------------    ------------
  STOCKHOLDERS' EQUITY

    Share Capital
      Common Stock-no par value;
        Authorized - 2,000 shares;
        issued and outstanding -
        2,000                                           200,000         200,000
      Participating  Stock-no par value;
        Authorized - 100,000 shares;
        issued and outstanding -
        30,700 shares as of September 30,
        1999 and 31,500 shares as of
        December 31, 1998                             2,302,500       2,362,500
                                                   ------------    ------------
                                                      2,502,500       2,362,500

    Retained Earnings                                13,171,956      20,629,009

    Accumulated other comprehensive
      (loss) income                                  (1,973,428)        334,059
                                                   ------------    ------------
  Total Stockholders' Equity                         13,701,028      23,525,568
                                                   ------------    ------------
  Total Liabilities and Stockholders'
    Equity                                         $130,692,273    $139,428,183
                                                   ============    ============

                      MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        STATEMENTS OF INCOME AND RETAINED EARNINGS
      FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND
          THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                        (UNAUDITED)
                                (Expressed in U.S. Dollars)

                                     Three Month Periods             Nine Month Periods
                                        Ended Sept 30,                 Ended Sept 30,
                                     1999           1998            1999            1998
                                 -----------    -----------     -----------     -----------
INCOME
  Reinsurance premiums
    assumed                      $15,630,049    $18,680,819     $52,670,995     $54,738,752
  Reinsurance premiums
    returned                      24,934,234              0      24,934,234               0
  Increase (decrease) in
    unearned premiums            (22,559,363)     3,890,487     (17,233,611)     12,326,183
                                 -----------    -----------     -----------     -----------
  Premiums earned                 13,255,178     14,790,332      44,970,372      42,412,569
                                 -----------    -----------     -----------     -----------
  Investment income
    Interest earned                1,540,605      1,714,696       4,321,589       4,520,786
    Realized (losses) gains
      on investments                (839,940)     2,269,101      (3,545,097)      3,374,836
                                 -----------    -----------     -----------     -----------
  Investment income                  700,665      3,983,797         776,492       7,895,622
                                 -----------    -----------     -----------     -----------
TOTAL INCOME                      13,955,843     18,774,129      45,746,864      50,308,191
                                 -----------    -----------     -----------     -----------
EXPENSES
  Acquisition costs                3,421,349      3,845,398      11,691,326      10,908,226
  Losses paid                     11,147,400     12,337,811      36,402,128      32,154,572
  Increase (decrease) in
    loss reserves                    180,933        305,166         458,761        (261,228)
  Administrative expenses
    - Related Parties                 63,025         57,764         190,092         167,996
    - Other                           88,213         67,425         292,553         265,469
                                 -----------    -----------     -----------     -----------
TOTAL EXPENSES                    14,900,920     16,613,564      49,034,860      43,235,035
                                 -----------    -----------     -----------     -----------
NET (LOSS) INCOME                   (945,077)     2,160,565      (3,287,996)      7,073,156

RETAINED EARNINGS,
  beginning of period             14,146,110     18,356,403      20,629,009      18,615,768

LESS:  DIVIDENDS                           0              0      (4,066,464)     (5,171,956)

LESS: REDEMPTION OF
  PARTICIPATING STOCK                (29,077)       (23,159)       (102,593)        (23,159)
                                 -----------    -----------     -----------     -----------
RETAINED EARNINGS,
  end of period                  $13,171,956    $20,493,809     $13,171,956     $20,493,809
                                 ===========    ===========     ===========     ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
              SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                        Nine Month Periods
                                                          Ended Sept. 30,
                                                      1999             1998
                                                   -----------      -----------
Cash flows from operating activities:
  Reinsurance premiums collected                   $54,936,354      $30,134,340
  Losses and acquisition  expenses paid            (52,963,826)     (25,691,013)
  Administrative  expenses paid                       (539,482)        (351,091)
  Investment income received                         4,119,197        4,269,445
                                                   -----------      -----------
Net cash provided by operating activities            5,552,243        8,361,681
                                                   -----------      -----------
Cash flows from investing activities:
  Purchases of investments                        (294,876,253)     154,108,002)
  Sales of investments                             282,479,321      152,924,666
                                                   -----------      -----------
Net cash invested                                  (12,396,932)      (1,183,336)
                                                   -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of Participating
    Stock                                               15,000          187,500
  Redemption of participating stock                   (177,593)               0
  Dividends paid                                    (4,066,464)      (5,171,956)
                                                   -----------      -----------
Net cash used in financing activities               (4,229,057)      (4,984,456)
                                                   -----------      -----------
(Decrease) increase in cash and cash
  equivalents                                      (11,073,746)       2,193,889
Cash and cash equivalents, beginning
  of period                                         19,504,563        5,645,482
                                                   -----------      -----------
Cash and cash equivalents, end
  of period                                        $ 8,430,817      $ 7,839,371
                                                   ===========      ===========
Reconciliation of net income to net cash provided by operating activities:

  Net (loss)income                                  (3,287,996)       4,912,591
  Realized losses(gains) on investments              3,545,097       (1,105,735)
  Change in:
    Accrued investment income                         (249,292)       1,461,355
    Due from Motors Insurance Corporation           18,999,243       (2,583,827)
    Deferred acquisition costs                       4,479,429       (2,193,921)
    Prepaid expenses                                   (23,625)         (35,686)
    Unearned premiums                              (17,233,611)       8,435,696
    Loss reserves                                     (750,555)        (566,394)
    Accrued liabilities                                 73,553           37,602
                                                   -----------      -----------
Net cash provided by operating activities          $ 5,552,243      $ 8,361,681
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

Pursuant to the terms of the recapture by MIC (the Company's sole retroceding company and common shareholder) of certain business from the Company, as discussed in more detail below, the Company is obligated to make a payment to MIC in the amount of $19,660,649. It is anticipated that the Company will use cash and the proceeds from the sale of investment assets to fund this payment. It is anticipated that the Company will continue to be able to generate sufficient funds from operations to meet other current liquidity needs. No capital expenditures are expected in the foreseeable future.

Capital Resources. During the quarter ended September 30, 1999, no new series of Shares were added and 4 series of Shares were redeemed bringing the total number of series issued and outstanding to 307 as of the end of the quarter. As of September 30, 1999, the share capital of the Company was $2,502,500 (compared with $2,562,500 as of December 31, 1998) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $2,302,500 (compared with $2,362,500 as of December 31,
1998). As discussed below, subsequent to the end of the quarter under review, the Board of Directors voted to redeem 37 series of Participating Stock for no value.

The Company had surplus from retained earnings in the amount of $13,171,956 as of September 30, 1999 compared with $20,629,009 as of December 31, 1998. The reduction in retained earnings has arisen primarily as a result of a dividend payment of $4,066,464 in February of 1999 and the net loss for the period which is discussed more fully below.

Results of Operations. During the quarter ended September 30, 1999, the Company had a net loss of $945,077, compared with net income of $2,160,565 for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, the Company had a net loss of $3,287,996, compared with net income of $7,073,156 for the comparable period in 1998.

As discussed below, the decreases in net income for the quarter and nine month period ended September 30, 1999 compared to the comparable periods of 1998 are primarily attributable to less favourable underwriting performance and a decline in returns on the Company's investment portfolio.

Premiums earned decreased to $13,255,178 during the quarter ended September 30, 1999 compared to $14,790,332 for the same period in

1998. Expenses incurred during the quarter ended September 30, 1999 were $14,900,920 compared to $16,613,564 for the comparable quarter of 1998. The Company experienced a net underwriting loss for the quarter ended September 30, 1999 of $1,645,742 compared to an underwriting loss of $1,823,232 for the comparable period in 1998. The ratio of losses incurred to premiums earned for each of the two quarters ended September 30, 1999 and 1998 was 85.5% primarily as a result of increases in losses paid.

For the nine month period ended September 30, 1999, the Company had earned premiums of $44,970,372 compared to $42,412,569 for the comparable period of 1998. Expenses incurred during the nine month period ended September 30, 1999 were $49,034,860 compared to $43,235,035 for the comparable period in 1998. Net underwriting loss for the Company was $4,064,488 for the nine month period ended September 30, 1999 compared to $822,466 for the comparable period in 1998. The loss ratio for the nine month period ended September 30, 1999 was 81.2%, compared to 75.2% for the nine month period ended September 30, 1998.

As result of adverse underwriting results, the Company, working with MIC, has continued to evaluate ways to improve its underwriting performance and has recently taken steps to achieve such goal. Subsequent to the end of the quarter under review, MIC agreed to commute the unearned premium and all unpaid losses as of the end of the second quarter of 1999 that are attributable to 37 series of Shares that, as discussed below, the Board has voted to redeem. In exchange for assuming this unearned premium and unpaid loss reserves, the Company will pay $19,660,649 to MIC, which amount represents the unearned premium of $24,934,234, less the 25% ceding commission and 1% federal excise taxes of $6,482,901 previously paid by the Company with respect to the commuted business, plus unpaid losses of $1,209,316, each as of June 30, 1999, that are attributable to the commuted business. If MIC had not recaptured this business from the Company, the Company would have experienced materially larger underwriting losses and higher loss ratios for the three month and nine month periods ended September 30, 1999.

Subsequent to the end of the quarter under review, the Board of Directors voted to redeem 37 series of Shares that had consistently experienced adverse underwriting results and that the Board determined were unlikely to experience favourable underwriting results in the future. Because the subsidiary capital account for these series had a balance of zero, the redemption price for the Shares was zero.

Notwithstanding the redemption by the Board of these series of Shares and the recapture of business by MIC, there can be no assurances that the Company will not continue to experience significant adverse underwriting results. In addition, there can be no assurances that MIC would recapture additional business from the Company if the Company does experience significant adverse underwriting results in the future.

Apart from the foregoing redemption of Shares and recapture of business, the Company continues to work with MIC to evaluate ways for improving its underwriting performance. MIC continues to contact unprofitable accounts and implement procedures to discontinue ceding new business into the Company with respect to such accounts. Additionally, MIC continues to place claims adjusters at some unprofitable accounts. Furthermore, claims approval empowerment levels have been significantly reduced or eliminated.

Investment income for the quarter ended September 30, 1999 was $700,665 compared to income of $3,983,797 for the comparable period of 1998. Investment income for the nine month period ended September 30, 1999 was $776,492 compared to $7,895,622 for the comparable period of 1998. During the quarter ended September 30, 1999, the Company realised losses on the sale of investment securities of $839,940, compared to realised gains of $2,269,101 during the comparable period of 1998. The Company realized losses on the sale of investment securities during the quarter and the nine month period ended September 30, 1999 as a result of sales of fixed income securities, the value of which had decreased as a result of increases in interest rates.

The unrealised position on investments reflected unrealised gains of $334,059 at December 31, 1998 and unrealised losses of $1,973,428 at September 30, 1999. The change in the unrealised position during this period was brought about by a decline in the market value of the portfolio due to increasing interest rates.

For the quarter ended September 30, 1999, the Company had interest income of $1,540,605 compared to $1,714,696 for the comparable period of 1998. For the nine month period ended September 30, 1999, the Company had interest income of $4,321,589 compared to $4,520,786 for the comparable period of 1998. These decreases were largely attributable to lower coupon rates on the Company's portfolio of fixed income securities partially offset by an increase in funds available for investment.

As  of  September  30,  1999  the  Company's   investment   portfolio  comprised
approximately $94 million in fixed income securities, cash and cash equivalents and approximately $10 million in international equities.

Year 2000

Many computerized systems and microprocessors that are used by the Company's manager have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. The effects of the Year 2000 issue are also complicated by the Company's dependence on its common shareholder, from whom the Company assumes all of its business, as well as other service providers such as investment advisors and custodians. The Year 2000 issue has the potential to cause disruption to the business of the Company and its customers. In early 1998, the Company initiated communications with its manager and other service and technology providers in order to assess and reduce the risk that the Company's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue. Motors Insurance Corporation, the Company's key retroceding company and common shareholder, has completed its Year 2000 assessment phase and is in the remediation and contingency planning phases with respect to its critical system.

The Company does not separately own or license any computers or computer software applications. Instead, it has outsourced these functions through an insurance management agreement. To date, the Company has not incurred, expensed or capitalised amounts related to the Year 2000 remediation. The Company does not expect to incur incremental expenses or to forego or delay information technology projects due to Year 2000. In view of the foregoing, the Company does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. In the event that the Company or its service providers are unable to complete remedial actions or are unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on the Company's business, results of operations or financial condition.

Forward Looking Statements

The foregoing Management Discussion and Analysis contains various forward looking statements within the meaning of applicable federal securities laws and are based upon Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. In the second quarter of 1999, the FASB delayed implementation of SFAS No. 133 until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

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

           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)


                                       By:  s/Ronald W. Jones
                                            --------------------------------
                                            Ronald W. Jones
                                            Vice President, Finance
                                            Signing on behalf of
                                            the Registrant, and
                                            Principal Financial Officer


Dated: November 15, 1999