Form 10-K
period 1999-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2000-03-30
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X      Annual Report Pursuant to Section 13 or 15(d) of
-----    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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


One Financial Place
Collymore Rock                                            Not Applicable
St. Michael, Barbados, W.I.                                 (Zip Code)
(Address of principal
executive offices)

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


     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was $1,995,000.*


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                         As of March 1, 2000
                 -----                         -------------------
     Common Stock, no-par value                       2,000
     Participating Stock, no-par value               26,600


----------
* Based on current offering price of $75 per share.

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

THE RETROCESSION

The Retroceding Company. MIC, the retroceding company under the Retrocession Agreement described below, is a stock insurance company organized under the laws of Michigan. All of MIC's outstanding stock is owned by GMAC Insurance Holdings, Inc., a subsidiary of General Motors Acceptance Corporation which, in turn, is a wholly owned subsidiary of GM. MIC, directly and through its subsidiaries, offers property and casualty coverages in all 50 states and the District of Columbia, Canada, Europe, Latin America and Asia Pacific. MIC consistently has been awarded A.M. Best Company's insurance financial rating of A + (Superior), one of the highest possible ratings.

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

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the years ended December 31, 1999, 1998, and 1997 were 80%, 78.8% and 68.1% respectively.

The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1999, 1998 and 1997:

                                                     Year Ended
                                    -------------------------------------------
                                      12/31/99        12/31/98        12/31/97
                                      --------        --------        --------
Beginning balance in
reserves for losses.......          $ 5,393,818     $ 5,421,160     $ 4,284,304
                                    -----------     -----------     -----------
Add-provision for losses
incurred related to:

   Current claim year.....           47,211,542      45,843,093      31,904,950

   Prior claim years......             (427,390)       (290,547)       (746,024)
                                    -----------     -----------     -----------
      Total...............           46,784,152      45,552,546      31,158,926
                                    -----------     -----------     -----------
Deduct-paid losses
attributable to:

   Current claim year.....           43,514,155      40,767,738      27,024,981

   Prior claim years......            3,938,576       4,812,150       2,997,089
                                    -----------     -----------     -----------
      Total...............           47,452,731      45,579,888      30,022,070

Ending balance in reserves
for losses................          $ 4,725,239     $ 5,393,818     $ 5,421,160
                                    ===========     ===========     ===========

The following table analyzes the development of losses and loss adjustment expenses from January 1, 1994 through December 31, 1999.

                                                           Years Ended
                         --------------------------------------------------------------------------------
                          12/31/94      12/31/95      12/31/96      12/31/97      12/31/98      12/31/99
                          --------      --------      --------      --------      --------      --------
Liability for unpaid
  claims and claims
  adjustment expense     $2,660,270    $3,480,334    $4,284,304    $5,421,160    $5,393,818    $4,725,239
                         ==========    ==========    ==========    ==========    ==========    ==========
Paid (cumulative) in
  subsequent year(s)     $2,149,200    $2,903,588    $2,997,089    $4,812,150     3,938,576

Estimated unpaid
  liability as of
  year end*                 401,910       534,495       541,191       318,463     1,027,852
                         ----------    ----------    ----------    ----------    ----------
Cumulative Redundancy    $  109,160    $   42,251    $  746,024    $  290,547    $  427,390
                         ==========    ==========    ==========    ==========    ==========

*/ Because mechanical breakdown claims are generally paid within 90 days of when they are incurred, liability for unpaid claims incurred in prior years is negligible. Accordingly, liability for unpaid claims incurred in all prior years has been combined at each year end.

The table shows initial estimated reserves at December 31, 1999, 1998, 1997, 1996, 1995, and 1994 and amounts paid on claims unsettled at each prior period end. Claims are typically processed for payment at the time the claim is reported. Therefore, the recorded claim liability at each year end represents the estimated incurred but not reported claims and claims in the process of payment. The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.

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

Effective February 8, 2000, the Company entered into an investment management agreement with BlackRock International, Ltd. ("BlackRock") pursuant to which BlackRock manages the investment and reinvestment of the Company's fixed income portfolio in accordance with the Company's investment guidelines. BlackRock is a subsidiary of BlackRock, Inc. which had approximately $164.5 billion of assets under management as of December 31, 1999. BlackRock, Inc. manages assets on behalf of more than 3,000 institutions and 150,000 individuals through a variety of equity, fixed income, liquidity and alternative investment, and mutual fund products. Under the terms of the investment management agreement, BlackRock charges a management fee calculated as a percentage of the net asset value of the Company's portfolio managed by BlackRock. The applicable percentage is based on the aggregate amount of assets managed by BlackRock on behalf of the Company and certain other related entities. The applicable percentage is tiered on the first $50 million of assets under management on behalf of the foregoing entities and lower on all assets in excess of $50 million. Prior to the effective date of the Company's agreement with BlackRock, the Company's fixed income portfolio was managed by Rothschild Asset Management Limited ("Rothschild").

The Company's funds are invested in a manner consistent with investment guidelines that are proposed by the Investment Committee for adoption by the Board. In February of 2000, the Company began implementing new investment guidelines for its fixed income portfolio. Under these guidelines, the Company is permitted to invest in U.S. Treasury and agency securities, agency and non agency mortgage backed securities, obligations or domestic and foreign corporations, asset-backed securities, taxable municipal securities and money market instruments. In addition to these fixed income securities, pursuant to a plan adopted in early 1999, the Company may invest a portion of its investment portfolio in equity securities provided that the portion of the Company's investment portfolio consisting of equity securities may not exceed 30%.

Under the investment guidelines for fixed income securities in effect prior to the implementation of the new investment guidelines, the Company had invested primarily in U.S. dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers, U.S. dollar-denominated back certificates of deposit issued by foreign banks and foreign branches of U.S. banks, and, in certain situations, non-U.S. dollar denominated bonds, on a fully currency-hedged basis. It is anticipated that the Company's fixed income investment portfolio will not be completely converted to investments permitted under the new guidelines until the latter half of 2000.

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

Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each Account had a balance of $7,500 representing the amount paid for the Shares of that series. During the year ended December 31, 1999, $3,519,136 of net underwriting losses and $671,587 of administrative expenses were allocated among the series of Shares outstanding during the year ended December 31, 1999, and $655,755 of net investment income was allocated among such series of Shares and the Common Stock.

As of December 31, 1999, 165 series of Shares outstanding had balances greater than or equal to $7,500 (ranging from $7,641 to $389,764) and 101 of such series had balances less than $7,500 (ranging from $7,399 to zero). (The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore may not be indicative of future accumulated amounts.) At December 31, 1999, an aggregate of $4,201,365 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 123 Subsidiary Capital Accounts and remained outstanding at that date including net deficits of $2,901,638 associated with 51 series of Shares that have been redeemed. As of December 31, 1999, $6,226,105 of aggregate deficits has been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding. Of this amount $5,528,657 is available to be recovered from deficit accounts should they return to profitability and to the extent that the risk fund is repaid in full.

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

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and generally for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring motor vehicle mechanical service agreements or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships. Under the terms of the Management Agreement, the Company pays the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of

Shares at each calendar month end. For the year ended December 31, 1999, the Company incurred fees payable to the Manager in the amount of $237,360.

The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to its services on the Company's behalf. However, out-of-pocket expenses, such as telephone, facsimile, postage, courier delivery, travel and other items are borne by the Company on an expense reimbursement basis.

The Manager performs services similar to those performed for the Company for several other entities. The Manager has fourteen employees. In addition, the Manager may draw upon the resources of its affiliates as needed to provide the services contemplated under the Management Agreement. No employee of the Manager devotes all of his or her time to the business of the Company. However, the Manager is obligated to devote all employee time necessary to ensure the performance of the Manager's duties under the Management Agreement. The Manager is subject to the control and direction of the Board.

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

Item 2. PROPERTIES

The Company neither owns nor maintains any office space or facilities. Rather, the business office for the Company is provided by the Manager and is located at One Financial Place, Collymore Rock, St. Michael, Barbados. The Company believes that these facilities are adequate for its current and anticipated future needs. In addition, the Manager supplies all equipment for the Company.

Item 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no public market for the Shares or the other capital stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement and requires approval by the Supervisor of Insurance in Barbados.

(b) All of the common stock of the Company is held by MIC. As of March 1, 2000 there were 473 holders of Shares of record, representing 266 series of Shares.

(c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In February of 1999, February of 1998 and March of 1997, the Company declared dividends of $4,066,464, $5,171,956 and $4,196,730 respectively. These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.

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

Item 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from financial statements audited by Deloitte & Touche, independent chartered accountants, whose report with respect to their audits of the financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 is included elsewhere herein.

                                                             December 31
                        ----------------------------------------------------------------------------------
                            1999              1998              1997             1996             1995
                            ----              ----              ----             ----             ----
Premiums Assumed        $ 67,104,475      $ 72,634,160      $ 57,071,313     $ 47,410,037     $ 44,084,952
Premiums Returned       $ 24,934,234      $          0      $          0     $          0     $          0
                        ============      ============      ============     ============     ============
Premiums Earned         $ 58,471,950      $ 57,845,674      $ 45,701,595     $ 36,077,699     $ 28,800,689
Net Investment
 Income                      655,755        10,375,464         5,704,678        5,341,924        5,563,573
                        ------------      ------------      ------------     ------------     ------------
Total Income              59,127,705        68,221,138        51,406,273       41,419,623       34,364,262
Less Losses and
 Expenses                 62,662,673        61,027,782        43,503,363       33,965,100       27,462,338
                        ------------      ------------      ------------     ------------     ------------
Net (Loss) Income*       (3,534,968)       $ 7,193,356      $  7,902,910      $ 7,454,523     $  6,901,924
Dividends Per
 Common Share                      0                 0                 0                0                0
Total Assets            $132,504,762      $139,428,183      $123,065,286     $106,041,164     $ 91,526,976
Total Policy
 Reserves and
 Other Liabilities       117,281,645       115,902,615       100,999,317       88,479,590       76,350,313
Stockholders'
 Equity                   15,223,117        23,525,568        22,065,969       17,561,574       15,176,663
Dividends Paid on
 Participating
 Shares                    4,066,464         5,171,956         4,196,730        4,007,483        1,188,614

*/ Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See
Note 2 to the financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company. Although losses are expected to increase due to the increased level of premiums assumed in each preceding year and the anticipated incidence of claims following the expiration of manufacturers' warranties, available funds from the sources identified above have also grown. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2000 and in future years to which its reinsurance liabilities extend. No capital expenditures are expected during the next few years.

The Company had unearned premium reserves of $93,941,365 as of December 31, 1999, and $110,243,074 as of December 31, 1998. These amounts are attributable to the long-term nature of the contracts sold. Such contracts may extend for up to 72 months from date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has limited exposure to risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until such expiration. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned. The decrease in the amount of the unearned premium reserves in 1999 compared to 1998 is primarily attributable to the Recapture which is discussed in more detail below under "Results of Operations."

Capital Resources. Capitalization of the Company, as of December 31, 1999, was comprised of paid-in capital with respect to the Common Stock of $200,000, paid-in capital with respect to the Shares of $1,995,000 (compared with $2,362,500 and $2,115,000 as of December 31, 1998 and 1997, respectively), and earnings retained for use in the business of $13,190,576. The reduction in the amount of paid-in capital with respect to the Shares as of December 31, 1999 compared with December 31, 1998 and 1997 is primarily attributable to the Redemption and Recapture discussed below under "Results of Operations."

Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 2000, the Company's required minimum net assets computed in accordance with Barbados law was approximately $6,347,195, compared to total capital and retained earnings computed for purpose of Barbados law of $15,385,576.

Results of Operations. During the year ended December 31, 1999, the Company had net losses of $3,534,968 compared to net income of $7,193,356 and $7,902,910 for the years ended December 31, 1998 and 1997, respectively. As described below, the decrease in net income during 1999 compared to the previous year was primarily as a result of increases in underwriting losses incurred and decreases in investment income. The decrease in net income in 1998 compared to 1997 arose from increases in underwriting losses incurred which were partially offset by increases in investment income.

The Company had a net underwriting loss of $4,190,723 in 1999 compared to net underwriting loss of $3,182,108 in 1998 and net underwriting income of $2,198,232 in 1997. During 1999, the Company earned premiums of $58,471,950 compared to $57,845,674 and $45,701,595 during 1998 and 1997, respectively. Premium income increased as a result of the issuance of additional series of Shares during the year ended December 31, 1999, and the continuing flow of reinsurance premiums from series issued in prior years, although this increase was offset, in part, by the Recapture as discussed below. During 1999, the Company issued 2 new series of Shares and redeemed 51 series of Shares (of which 37 were attributable to the Recapture) for a net decrease of 49 series. There were a total of 266 series outstanding at December 31, 1999 compared to

315 and 282 series of Shares outstanding at December 31, 1998 and 1997, respectively.

The Company incurred losses and administrative expenses during the year ended December 31, 1999 of $62,662,673 compared with $61,027,782 and $43,503,363 for the years ended December 31, 1998 and 1997, respectively. Expenses in 1999 were comprised of losses paid and provisions for losses incurred of $46,784,152, ceding commissions and excise taxes of $15,206,934 and operating expenses of $671,587. Losses incurred in 1998 and 1997 were $45,552,545 and $31,118,622, respectively. The loss ratio for the year ended December 31, 1999 was 80% compared to 78.8% and 68.1% for the years ended December 31, 1998 and 1997, respectively.

As a result of its adverse underwriting results, the Company, working with MIC, took steps during 1999 to improve its underwriting performance. During 1999, the Company's Board of Directors voted to redeem 37 series of Shares that had consistently experienced adverse underwriting results and that the Board determined were unlikely to experience favourable underwriting results in the future (the "Redemption"). Because the subsidiary capital account for these series had a balance of zero, the redemption price for the Shares was zero.

In addition to the Redemption, MIC agreed to commute the unearned premium and all unpaid losses as of the end of the second quarter of 1999 that were attributable to 37 series of Shares that, as discussed below, the Board voted to redeem (the "Recapture"). In exchange for assuming these unearned premium and unpaid loss reserves, the Company agreed to pay $19,660,649 to MIC, which amount represented the unearned premium and unpaid losses as of June 30, 1999 that were attributable to the commuted business (after offset by the 25% ceding commission and 1% federal excise taxes previously paid by the Company with respect to the recaptured business). If MIC had not recaptured this business from the Company, the Company would have experienced materially larger underwriting losses and a higher loss ratio for the year ended December 31, 1999.

Notwithstanding the Redemption and the Recapture, there can be no assurances that the Company will not continue to experience significant adverse underwriting results. In addition, there can be no assurances that MIC would recapture additional business from the Company if the Company does experience significant adverse underwriting results in the future.

In addition to the Redemption and Recapture, the Company continues to work with MIC to evaluate ways for improving its underwriting performance. MIC continues to contact unprofitable accounts and implement procedures to discontinue ceding new business into the Company with respect to such accounts. Additionally, MIC continues to place claims adjusters at some unprofitable accounts. Furthermore, claim approval empowerment levels have been significantly reduced or eliminated.

The Company incurred operating expenses during the year ended December 31, 1999 of $671,587 compared to $555,321 and $503,020 for the years ended December 31, 1998 and 1997, respectively, which amounts do not include expenses paid directly by MIC. MIC has agreed to pay directly certain such costs relating to registering and issuing shares if such costs can not be allocated to the Subsidiary Capital Account for the Common Stock. In 1999 $141,697 of such costs were paid directly by MIC compared to $69,280 and $77,329 for the years ended December 31, 1998 and 1997, respectively.

Investment income in 1999 was $655,755 compared to $10,375,464 and $5,704,678 for the years ended December 31, 1998 and 1997, respectively. The decrease in investment income during 1999 arose primarily as a result of realized losses on sales of investment securities as Rothschild, the prior investment manager, attempted to minimize the impact of increasing interest rates.

The increase in investment income during 1998 compared to 1997 arose primarily as a result of increased sales of investment securities to take advantage of market opportunities presented by uncertainty in the U.S. dollar denominated international equity markets.

The sale of investment securities for the year ended December 31, 1999 resulted in realized losses of $5,255,474 compared to realized gains of $4,404,651 and $750,923 for the years ended December 31, 1998 and 1997, respectively. Interest earned for the year ended December 31, 1999 was $5,911,229 compared to $5,970,813 and $4,953,755 for the years ended December 31, 1998 and 1997, respectively. Interest earned during 1999 compared to 1998 was largely unchanged as a result of very little change in the amount of assets under management or their coupon rates. The increase in interest earned during 1998 compared to 1997 was largely a result of an increase in the amount of assets under management combined with a slight increase in the overall rate of return.

Unrealized losses on investment securities held at December 31, 1999 was $162,459 compared to unrealized gains at December 31, 1998 of $334,059. The decrease in unrealized gains as of December 31, 1999 compared to December 31, 1998 resulted primarily from the continued poor performance of the fixed income markets and the related decline in market value of the fixed income portfolio which was offset, in part, by the increase in market value of the Company's investment in the equity fund.

At December 31, 1999 approximately 10% of the Company's investment portfolio was in a U.S. dollar denominated international equity fund and the remaining 90% was invested in U.S. dollar denominated fixed-income securities. At December 31, 1998, 100% of the Company's investment portfolio was in U.S.
dollar denominated fixed income securities.

As a result of the investment return experienced by the Company, during 1999, the Company's Board of Directors appointed BlackRock to replace Rothschild as the investment manager of the Company's fixed income portfolio and the Board adopted new investment guidelines for the portfolio. (See "Item 1. BUSINESS INVESTMENT INCOME.")

Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the Policies. As of December 31, 1999, the Company had furnished such a letter of credit in the amount of $90,000,000.

Year 2000

The Company does not separately own or license any computers or computer software applications. Accordingly, the Company had minimal exposure with respect to the transition to Year 2000 on its computerized systems and microprocessors. During 1999 the Company completed communications and assessments with the Manager and other service and technology providers, including those on which the Company is dependent, to ensure adequacy with the transition to Year 2000. Also during 1999, MIC successfully completed its assessment and remediation project to address the Year 2000.

To date, the Company has not experienced any material adverse effects on its business, results of operations or financial condition as a result of the Year 2000 Issue. Furthermore, because the Company does not own or licence any computers or computer software applications, it did not incur any expenses with respect to remediation of Year 2000.

The Company will continue to monitor its own operations, and the operations of third parties that are critical to the Company's operations, for potential year 2000-related problems. However, the Company does not anticipate that it will discover any future Year 2000 issues that will have a material effect on its business, results of operations, or financial condition.

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

Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, and certain equity security prices. Market risk is inherent to all financial instruments. Active management of market risk is integral to the Company's operations which seeks to manage its exposure to market risk generally by monitoring the character of investments that are purchased or sold.

A discussion of the Company's accounting policies for derivative instruments is included in Note 3 to the consolidated financial statements included herein.

The following analyses are based on sensitivity analysis tests that assume instantaneous, parallel shifts in exchange rates, interest rates, and interest rate yield curves. There are shortcomings inherent to the sensitivity analyses presented. The model assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, changes are rarely instantaneous or parallel. Although certain assets may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. The Company does not hold any financial instruments for trading purposes.

Interest Rate Risk. The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates and attempts to mitigate that exposure through active portfolio management. The Company's investment guidelines do not permit the use of derivatives in managing interest rate risk. As of December 31, 1999 and 1998, the net fair value asset exposure to interest rate risk was approximately $93.9 million and $89.5 million, respectively. As of December 31, 1999 and 1998, the potential loss in fair value resulting from a hypothetical 10% increase in interest rates would be approximately $2.1 million and $2.1 million, respectively.

Foreign Exchange Risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. At December 31, 1999 and 1998, 100% of investments were denominated in U.S. dollars.

Equity Price Risk. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities. At December 31, 1999, the Company had approximately 10% of its portfolio invested in an international equity fund. Prior to 1999, the Company had no investments in equity securities. As of December 31, 1999, the net fair value asset exposure to equity price risk was approximately $11.8 million, and the potential gain in fair value resulting from a hypothetical 10% increase in the underlying equity prices would be approximately $1.2 million.

Overall Limitations and Forward-Looking Statements

The Company has developed fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair market value amounts. In addition, the above discussion and the estimated amounts generated from the sensitivity analyses referred to above include forward- looking statements of market risk which assume, for analytical purposes, that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should be considered projections of future events or losses.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       Page

1.   Independent Auditors' Report...................     38

2.   Balance Sheets, December 31, 1999 and 1998.....     39

3.   Statements of Income and Retained Earnings
       for the years ended December 31, 1999,
       1998 and 1997 ...............................     40

4.   Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997 ............     41

5.   Statement of Changes in Shareholders Equity
         for the years ended December 31, 1999,
         1998 and 1997 .............................   42 - 43

6.   Notes to Financial Statements..................   44 - 52

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Motors Mechanical Reinsurance Company, Limited
One Financial Place
Collymore Rock
St. Michael, Barbados


We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited as of December 31, 1999 and 1998 and the related statements of
(loss)\income and retained earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


                                         s/DELOITTE & TOUCHE
                                         CHARTERED ACCOUNTANTS


Bridgetown, Barbados
February 22, 2000

                      MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                      BALANCE SHEETS
                                DECEMBER 31, 1999 AND 1998

                                (Expressed in U.S. Dollars)

                                                   Notes         1999             1998
                                                   -----     ------------     ------------
ASSETS

   Investments                                      3,7        79,184,187       89,474,377
   Cash & cash equivalents                          7          26,602,226       19,504,563
   Accrued investment income                                    2,253,779        1,788,490
   Deferred acquisition costs                                  24,418,570       28,660,753
   Prepaid expenses                                                46,000                0
                                                             ------------     ------------
   Total Assets                                               132,504,762      139,428,183
                                                             ============     ============
LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
      Unearned premiums                                        93,941,365      110,243,074
      Reserves for unpaid losses                    4           4,725,239        5,393,818
      Accrued liabilities                                         276,116          150,056
      Due to Motors Insurance Corporation                      18,338,925          115,667
                                                             ------------     ------------
   Total Liabilities                                          117,281,645      115,902,615
                                                             ------------     ------------
COMMITMENTS AND CONTINGENCIES                       7

STOCKHOLDERS' EQUITY                                5
   Share Capital
      Common stock - no par value;
        Authorised - 2,000 shares;
          Issued and outstanding -
          2000 shares                                             200,000          200,000

       Participating stock - no par value;
         Authorised - 100,000 shares;
          Issued and outstanding -
          26,600 shares at December 31, 1999
          And 31,500 shares at December 31,
          1998                                                  1,995,000        2,362,500
                                                             ------------     ------------
                                                                2,195,000        2,562,500

   Retained earnings                                           13,190,576       20,629,009
   Accumulated other comprehensive (loss)/income                 (162,459)         334,059
                                                             ------------     ------------
Total Stockholders' Equity                                     15,223,117       23,525,568
                                                             ------------     ------------
Total Liabilities and
   Stockholders' Equity                                      $132,504,762     $139,428,183
                                                             ============     ============


The accompanying notes form an integral part of these financial statements.

                        MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                       STATEMENTS OF (LOSS)/INCOME AND RETAINED EARNINGS
                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                  (Expressed in U.S. Dollars)

                                                           Years Ended December 31
                                               ----------------------------------------------
                                       Notes       1999             1998             1997
                                       -----   ------------     ------------     ------------
INCOME

   Reinsurance premiums
      assumed                            6     $ 67,104,475     $ 72,634,160     $ 57,071,313
   Recapture of unearned reinsurance
      premiums                           9      (24,934,234)               0                0
   Decrease/(Increase) in unearned
      premiums                                   16,301,709      (14,788,486)     (11,369,718)
                                               ------------     ------------     ------------
   Premiums earned                               58,471,950       57,845,674       45,701,595
                                               ------------     ------------     ------------
   Investment income
      Interest earned                             5,911,229        5,970,813        4,953,755
      Realized (losses)/gains
        on investments - net                     (5,255,474)       4,404,651          750,923
                                               ------------     ------------     ------------
   Investment income                                655,755       10,375,464        5,704,678
                                               ------------     ------------     ------------
TOTAL INCOME                                     59,127,705       68,221,138       51,406,273
                                               ------------     ------------     ------------
EXPENSES

   Acquisition costs                             15,206,934       14,919,916       11,881,721
   Losses paid                                   47,452,731       45,579,887       29,981,766
   (Decrease)/Increase in loss
     reserves                                      (668,579)         (27,342)       1,136,856
   Administrative expenses
      Related Parties                               252,299          225,922          219,760
      Other                                         419,288          329,399          283,260
                                               ------------     ------------     ------------
TOTAL EXPENSES                                   62,662,673       61,027,782       43,503,363
                                               ------------     ------------     ------------
NET (LOSS)/INCOME FOR THE YEAR                   (3,534,968)       7,193,356        7,902,910
RETAINED EARNINGS,
   beginning of year                             20,629,009       18,615,768       14,913,053

LESS: DIVIDENDS                                  (4,066,464)      (5,171,956)      (4,196,730)

ADD/(DEDUCT) REDEMPTION OF
PARTICIPATING STOCK                                 162,999           (8,159)          (3,465)
                                               ------------     ------------     ------------
RETAINED EARNINGS, end of year                 $ 13,190,576     $ 20,629,009     $ 18,615,768
                                               ============     ============     ============


The accompanying notes form an integral part of these financial statements.

                        MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                   STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                  (Expressed in U.S. dollars)

                                                           Years Ended December 31
                                               ----------------------------------------------
                                                   1999             1998             1997
                                               ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reinsurance premiums collected               $ 54,936,354     $ 67,293,382     $ 57,014,145
  Losses and acquisition expenses paid          (52,963,826)     (58,004,044)     (42,436,530)
  Administrative expenses paid                     (672,060)        (581,648)        (502,230)
  Investment income received                      5,529,962        7,369,361        3,229,000
                                               ------------     ------------     ------------
Net cash provided by operating
 activities                                       6,830,430       16,077,051       17,304,385
                                               ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                     (396,939,849)    (324,678,378)    (318,139,315)
  Sales and maturities of investments           401,478,047      327,393,023      297,544,335
                                               ------------     ------------     ------------
Net cash from/(used in) investing
  activities                                      4,538,198        2,714,645      (20,594,980)
                                               ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    Participating Stock                              15,000          277,500          217,500
  Redemption of Participating Stock                (219,501)         (38,159)         (10,965)
  Dividends paid                                 (4,066,464)      (5,171,956)      (4,196,730)
                                               ------------     ------------     ------------
Net cash used in financing activities            (4,270,965)      (4,932,615)      (3,990,195)
                                               ------------     ------------     ------------

INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     7,097,663       13,859,081       (7,280,790)

CASH AND CASH EQUIVALENTS, beginning
  of year                                        19,504,563        5,645,482       12,926,272
                                               ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of
  year                                         $ 26,602,226     $ 19,504,563     $  5,645,482
                                               ============     ============     ============
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  Net (loss)/income                            $ (3,534,968)    $  7,193,356     $  7,902,910
  Realised losses/(gains) on
    investments                                   5,255,474       (4,404,651)        (750,923)
  Change in:
     Accrued investment income                     (465,289)       1,389,956       (1,724,755)
     Deferred acquisition costs                   4,242,183       (3,846,835)      (2,958,711)
     Prepaid expenses                               (46,000)               0                0
     Unearned premiums                          (16,301,709)      14,788,486       11,369,718
     Loss reserves                                 (668,579)         (27,342)       1,136,856
     Accrued liabilities                            126,060           26,487           13,153
     Due to Motors Insurance
       Corporation                               18,223,258          957,594        2,316,137
                                               ------------     ------------     ------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                    $  6,830,430     $ 16,077,051     $ 17,304,385
                                               ============     ============     ============


The accompanying notes form an integral part of these financial statements.

                                  MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                            (Expressed in U.S. Dollars)

                                                                        December 31, 1999
                                     -------------------------------------------------------------------------------------
                                         Total                                    Accumulated
                                      Shareholders'                                  Other
                                      Participating  Comprehensive   Retained    Comprehensive     Common    Participating
                                         Equity          Loss        Earnings    (Loss)\Income     Stock         Stock
                                      -------------  -------------  -----------  -------------  -----------  -------------
Balance at December 31, 1998           $23,525,568    $         -   $20,629,009   $   334,059   $   200,000   $2,362,500
Comprehensive Income:
  Net income                            (3,534,968)    (3,534,968)   (3,534,968)            -             -            -
  Other comprehensive income,
    net of tax:
      Unrealized loss on securities       (496,518)      (496,518)            -      (496,518)            -            -
                                                      -----------
      Comprehensive income                       -    $(4,031,486)            -             -             -            -
                                                      ===========
Dividends declared on participating
  stock                                 (4,066,464)                  (4,066,464)            -             -            -
Participating Stock
  Issued                                    15,000                            -             -             -       15,000
  Redeemed                                (219,501)                     162,999             -             -     (382,500)
                                       -----------                  -----------   -----------   -----------   ----------
Balance at December 31, 1999           $15,223,117                  $13,190,576   $  (162,459)  $   200,000   $1,995,000
                                       ===========                  ===========   ===========   ===========   ==========
Disclosure of reclassification amount
  Unrealised holding losses arising
    during period                       (5,751,992)
  Add:  reclassification adjustment
    for losses included in net income    5,255,474
                                       -----------
   Net unrealised loss on securities      (496,518)
                                       ===========


                                                                        December 31, 1998
                                     -------------------------------------------------------------------------------------
                                         Total                                    Accumulated
                                      Shareholders'                                  Other
                                      Participating  Comprehensive   Retained    Comprehensive     Common    Participating
                                         Equity          Loss        Earnings    (Loss)\Income     Stock         Stock
                                      -------------  -------------  -----------  -------------  -----------  -------------

Balance at December 31, 1997           $22,065,969    $         -   $18,615,768   $ 1,135,201   $   200,000   $2,115,000
Comprehensive Income:



  Net income                             7,193,356      7,193,356     7,193,356             -             -            -
  Other comprehensive income,
    net of tax:
      Unrealized loss on securities       (801,142)      (801,142)            -      (801,142)            -            -
                                                      -----------
      Comprehensive income                       -    $(6,392,214)            -             -             -            -
                                                      ===========
Dividends declared on participating
  stock                                 (5,171,956)                  (5,171,956)            -             -            -
Participating Stock
  Issued                                   285,000                            -             -             -      285,000
  Redeemed                                 (45,659)                      (8,159)            -             -      (37,500)
                                       -----------                  -----------   -----------   -----------   ----------
Balance at December 31, 1998           $23,525,568                  $20,629,009   $   334,059   $   200,000   $2,362,500
                                       ===========                  ===========   ===========   ===========   ==========
Disclosure of reclassification amount
  Unrealised holding losses arising
    during period                        3,603,509
  Add:  reclassification adjustment
    for losses included in net income   (4,404,651)
                                       -----------
   Net unrealised loss on securities      (801,142)
                                       ===========

The accompanying notes form an integral part of these financial statements.

                                  MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                            (Expressed in U.S. Dollars)

                                                                        December 31, 1997
                                     -------------------------------------------------------------------------------------
                                         Total                                    Accumulated
                                      Shareholders'                                  Other
                                      Participating  Comprehensive   Retained    Comprehensive     Common    Participating
                                         Equity          Loss        Earnings    (Loss)\Income     Stock         Stock
                                      -------------  -------------  -----------  -------------  -----------  -------------
Balance at December 31, 1996           $17,561,574    $         -   $14,913,053   $   543,521   $   200,000   $1,905,000
Comprehensive Income:
  Net income                             7,902,910      7,902,910     7,902,910             -             -            -
  Other comprehensive income,
    net of tax:
      Unrealized loss on securities        591,680        591,680             -       591,680             -            -
                                                      -----------
      Comprehensive income                       -    $ 8,494,590             -             -             -            -
                                                      ===========
Dividends declared on participating
  stock                                 (4,196,730)                  (4,196,730)            -             -            -
Participating Stock
  Issued                                   225,000                            -             -             -      225,000
  Redeemed                                 (18,465)                      (3,465)            -             -      (15,000)
                                       -----------                  -----------   -----------   -----------   ----------
Balance at December 31, 1997           $22,065,969                  $18,615,768   $ 1,135,201   $   200,000   $2,115,000
                                       ===========                  ===========   ===========   ===========   ==========
Disclosure of reclassification amount
  Unrealised holding losses arising
    during period                        1,342,603
  Add:  reclassification adjustment
    for losses included in net income     (750,923)
                                       -----------
   Net unrealised loss on securities       591,680
                                       ===========

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

     Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                           (Expressed in U.S. Dollars)

Note 2.  SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

     Investments

     Investments,  all of  which  are  available  for  sale,  are  comprised  of interest-bearing marketable securities and an investment in an international equity fund, which are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with original maturities of less than 90 days are classified as cash equivalents. Unrealised appreciation (depreciation) is included in accumulated other comprehensive income.

     Realized gains and losses on the sale of investments are included as investment income and are calculated based on average costs.

     Loss Reserves

     The Company provides for unsettled, reported losses based on estimates of the final settlement, with an experience factor added to provide for losses incurred but not reported. The final settlement may be greater or less than the amounts provided. Any such differences, when they become known, are recognized in current operations and can potentially be significant to the financial statements.

     Derivatives

     In June 1998, the Financial Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. If certain conditions are satisfied, a derivative may be designated as a hedge of an exposure to changes in the value of an asset or liability, variable cash flows for forecasted transactions, or certain foreign currency exposures. For derivatives designated as hedging instruments, net income will be affected by the extent to which the derivative is not effective as a hedge of the underlying instrument. For derivatives not designated as hedges, the gain or loss would be recognized in income in the period of change. Pursuant to Statement No. 137, the effective date of Statement No. 133 was delayed for one year to fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of this statement on its financial statements upon adoption.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                           (Expressed in U.S. Dollars)

Note 2.  SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

Note 3.  INVESTMENTS

     The cost and fair value of investments in debt securities and equity are as follows:

                                                  Gross         Gross
                                               Unrealised     Unrealised       Fair
                                    Cost      Appreciation   Depreciation      Value
                                -----------   ------------   ------------   -----------
December 31, 1999

Foreign governments and
 their agencies                 $18,175,335    $        -    $  (799,400)   $17,375,935

Corporations                     22,951,967             -       (637,687)    22,314,280

Supranationals                   28,205,097             -       (559,927)    27,645,170
                                -----------    -----------   -----------    -----------
Sub Total Debt Securities        69,332,399             -     (1,997,014)    67,335,385

Capital International Fund       10,014,247      1,834,555            -      11,848,802
                                -----------    -----------   -----------    -----------
  Total                         $79,346,646    $ 1,834,555   $(1,997,014)   $79,184,187
                                ===========    ===========   ===========    ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                           (Expressed in U.S. Dollars)

Note 3.  INVESTMENTS (Cont'd)

                                                  Gross         Gross
                                               Unrealised     Unrealised       Fair
                                    Cost      Appreciation   Depreciation      Value
                                -----------   ------------   ------------   -----------
December 31, 1998

Foreign governments and
  their agencies                $27,522,957    $   43,649     $(290,075)    $27,276,531

Corporations                     25,150,984       538,236        (2,142)     25,687,078

Supranationals                   36,466,377       154,367      (109,976)     36,510,768
                                -----------    ----------     ---------     -----------
  Total                         $89,140,318    $  736,252     $(402,193)    $89,474,377
                                ===========    ==========     =========     ===========

     The cost and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Cost         Fair Value
                                                -----------     -----------
     Due after one year through five years      $49,386,022     $47,665,100

     Due after five years through ten years      19,946,377      19,670,285
                                                -----------     -----------
                                                $69,332,399     $67,335,385
                                                ===========     ===========

     In 1999, gross gains of $1,571,947 and gross losses of $6,827,421 were realized. In 1998, gross gains of $6,253,358 and gross losses of $1,848,707 were realized. In 1997, gross gains of $1,494,878 and gross losses of $743,955 were realized.

     The following summarizes net unrealized appreciation (depreciation) on investments:

               Balance, December 31, 1996            $   543,521
               Net appreciation                          591,680
                                                     -----------
               Balance, December 31, 1997            $ 1,135,201
               Net depreciation                         (801,142)
                                                     -----------
               Balance, December 31, 1998            $   334,059
               Net depreciation                         (496,518)
                                                     -----------
               Balance, December 31, 1999            $  (162,459)
                                                     ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                           (Expressed in U.S. Dollars)

Note 3.  INVESTMENTS (Cont'd)

     The investment portfolio is comprised of approximately 90% in diverse debt securities which do not result in any concentration of credit risk and 10% in an international equity fund. At December 31, 1999, 100% of the Company's investments are denominated in U.S. dollars.

     The Company uses forward currency contracts to hedge its exposure to changes in currency exchange rates relating to its investments denominated in currencies other than the U.S. dollar. The contracts provide for settlement in U.S. dollars in the future. Credit risk is managed by dealing with financially-sound counter parties. Market risk is mitigated because the forward contracts hedge corresponding non-U.S. dollar investments. There were no forward contracts outstanding at December 31, 1999 and 1998.

Note 4.  RESERVES FOR UNPAID LOSSES

     The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 1999, 1998 and 1997:

                                     1999            1998            1997
                                    ------          ------          ------
Beginning balance in
reserves for losses              $ 5,393,818     $ 5,421,160     $ 4,284,304
                                 -----------     -----------     -----------
Add/(deduct)-provision for
losses incurred related to:

    Current claim year            47,211,542      45,843,093      31,904,950
    Prior claim years               (427,390)       (290,547)       (746,024)
                                 -----------     -----------     -----------
       Total                      46,784,152      45,552,546      31,158,926
                                 -----------     -----------     -----------
Deduct paid losses
attributable to:

    Current claim year            43,514,155      40,767,738      27,024,981
    Prior claim years              3,938,576       4,812,150       2,997,089
                                 -----------     -----------     -----------
       Total                      47,452,731      45,579,888      30,022,070
                                 -----------     -----------     -----------
Ending balance in
reserves for losses              $ 4,725,239     $ 5,393,818     $ 5,421,160
                                 ===========     ===========     ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                           (Expressed in U.S. Dollars)

Note 4.  RESERVES FOR UNPAID LOSSES  (Cont'd)

     As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 1999, 1998 and 1997 decreased by 427,390, $290,547 and $746,024 respectively.

Note 5.  STOCKHOLDERS' EQUITY

     All of the Company's Common Stock is held by MIC. The Company is preparing to file a prospectus offering a further 90 series of 100 shares at a price of $75 per share.

     During 1999, 2 additional series of 100 shares of Participating Stock were issued as compared with 37 for the year ended December 31, 1998. In addition, in 1999 the Board of Directors redeemed 14 series of 100 shares of which 7 series had been previously placed in run off and had reached a fully earned position during 1999 and 7 were redeemed for nil value. The Board of Directors also redeemed 37 series of 100 shares for nil value and thereafter, MIC recaptured the unearned premium and loss reserves for those series. (See Note 9).

     In the years ended December 31, 1999, 1998 and 1997, costs in the amount of $141,696, $69,280 and $77,239 respectively, were incurred in the sale of Participating Stock. The Common Stockholder reimbursed the Company directly for these expenses.

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

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                           (Expressed in U.S. Dollars)

Note 5.  STOCKHOLDERS' EQUITY (Cont'd)

     From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 1999, there were $7,500 in funds held in escrow.

Note 6.  REINSURANCE PREMIUMS

     Under the provisions of the retrocession agreement, the Company will assume additional cessions of $31,313,788 ($36,747,691 at December 31, 1998)
     relating to premiums written by Motors Insurance Corporation but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.  LETTER OF CREDIT

     The Company has provided an irrevocable letter of credit to MIC, in the amount of $90,000,000 to collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and certain investments are assigned to collateralize the letter of credit.

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

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                           (Expressed in U.S. Dollars)

Note 8.  RETAINED EARNINGS (Cont'd)

     Barbados law requires that the Company maintain a minimum margin of solvency based generally on the amount of premiums earned in the preceding year. At January 1, 2000, the Company's required minimum stockholders' equity computed in accordance with Barbados law was approximately $6,347,195.

     Retained earnings applicable to the Common and Participating Stockholders are comprised of the following:

                                   Common      Participating       Total
                                   ------      -------------       -----
Balance,
    December 31, 1996           $     9,417     $14,903,636     $14,913,053

Net income for the year              12,304       7,890,606       7,902,910
Net transfers                       (29,879)         29,879               0
Dividends paid                            0      (4,196,730)     (4,196,730)
Redemption of participating
 stock                                    0          (3,465)         (3,465)
                                -----------     -----------     -----------
Balance (Deficit),
    December 31, 1997           $    (8,158)    $18,623,926     $18,615,768

Net income for the year              20,970       7,172,386       7,193,356
Dividends paid                            0      (5,171,956)     (5,171,956)
Redemption of participating
 stock                                    0          (8,159)         (8,159)
                                -----------     -----------     -----------
Balance,
    December 31, 1998           $    12,812     $20,616,197     $20,629,009

Net income\(loss) for the year        1,422      (3,536,390)     (3,534,968)
Dividends paid                            0      (4,066,464)     (4,066,464)
Redemption of participating
 stock                                    0         162,999         162,999
                                -----------     -----------     -----------
Balance,
    December 31, 1999           $    14,234     $13,176,342     $13,190,576
                                ===========     ===========     ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                           (Expressed in U.S. Dollars)

Note 9.  RECAPTURE OF UNEARNED REINSURANCE PREMIUMS

     During 1999, The Company entered into a recapture agreement with MIC for 37 series of Participating Shares, and to pay MIC a recapture premium of $24,934,234, which represents unearned premiums and an amount equal to $1,209,316 for losses incurred but unpaid in respect to the recapture business as of June 30, 1999. Additionally, MIC has agreed to pay the Company a recapture commission of $6,482,901 which represents the deferred portion of the ceding commission previously paid by the Company.

                                    PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on April 22, 1999 and one director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:

                                      POSITION WITH THE COMPANY
                                      (AND OTHER EMPLOYMENT DURING
    NAME                    AGE       PAST FIVE YEARS)

William B. Noll............  57    Chairman, Chief Executive Officer, President
                                   and Director (President, Motors Insurance
                                   Corporation ("MIC"), 1999; Executive Vice-
                                   President & Chief Financial Officer, MIC,
                                   1993-1999).

                                   Mr. Noll became President and Director in
                                   1995.

Thomas D. Callahan ........  47    Executive Vice-President and Director
                                   (Senior Vice-President, MIC, 1998; Vice-
                                   President, MIC, 1994-1998).

                                   Mr. Callahan became Executive Vice-President and Director in April of 1999.

John J. Dunn, Jr...........  41    Vice-President and Director (Vice-President
                                   and Treasurer, MIC, 1998; Assistant
                                   Treasurer, MIC, 1995-1998; manager, Coopers
                                   & Lybrand, L.L.P.).

                                   Mr. Dunn became Vice-President and
                                   Director in 1996.

Robert E. Capstack ........  59    Vice-President and Director (Section Manager,
                                   MIC, 1994; Vice-President, GMAC Securities
                                   Corporation, 1999).

                                   Mr. Capstack became Vice-President and
                                   Director in April of 1999.

Peter R. P. Evelyn .......   58    Director (Attorney, Evelyn, Gittens & Farmer,
                                   a Barbados law firm).

                                   Mr. Evelyn became a Director in 1986.

Diane Sauer ..............   45    Director (Martin Chevrolet, Warren, Ohio).

                                   Ms. Sauer became a Director in April of 1999.

Ronald W. Jones ..........   47    Vice-President, Finance (Managing Director,
                                   Aon Insurance Managers (Barbados) Ltd.).

                                   Mr. Jones has served as Vice-President,
                                   Finance since 1987.

Michael B. Boyce..........   60    Secretary (Principal, Colybrand Company
                                   Services, Limited, Barbados, since 1993;
                                   previously principal, Price Waterhouse,
                                   Eastern Caribbean).

                                   Mr. Boyce was elected Secretary in 1994.
                                   Mr. Boyce served previously as our Assistant
                                   Secretary.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC owns all of the issued and outstanding shares of the Common Stock of the Company, which consists of 2,000 shares. Diane Sauer, a director, owns 100 shares of Participating Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION


                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Document List

          (1)  Financial Statements

               The following are included in Item 8:

               (i)  Independent Auditors' Report.

              (ii)  Balance Sheets, December 31, 1999 and 1998.

             (iii) Statements of Income and Retained Earnings for the years ended December 31, 1999, 1998 and 1997.

              (iv) Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

               (v) Statement of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

              (vi)  Notes to Financial Statements.

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

              10(f) Investment   Management  Agreement  between  Registrant  and
                    BlackRock International, Ltd.

              20(a) Proxy   solicitation   materials  sent  to  shareholders  in
                    connection with annual meeting held on April 22, 1999, filed by reference to Exhibit 20(b) to Annual Report on Form 10-K, File No. 33-6534, for the year ended December 31, 1996.

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

     (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 1999 have been filed.


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

                                  MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                                  (Registrant)


                                         By s/Ronald W. Jones
                                            -----------------------
                                            Ronald W. Jones
                                            Vice-President, Finance

                                         Date:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

   Signature                      Title                           Date
   ---------                      -----                           ----

s/William B. Noll                 Chairman, Chief Executive       March 28, 2000
-------------------------         Officer, President and
  William B. Noll                 Director

s/Thomas D. Callahan              Executive Vice-President and    March 28, 2000
-------------------------         Director
  Thomas D. Callahan

s/John J. Dunn, Jr.               Vice-President and              March 28, 2000
-------------------------         Director
  John J. Dunn, Jr.

s/Robert E. Capstack              Vice-President and              March 28, 2000
-------------------------         Director
  Robert E. Capstack

                                  Director                                , 2000
-------------------------
  Diane Sauer

s/Peter R. P. Evelyn              Director                        March 29, 2000
-------------------------
  Peter R. P. Evelyn

s/Ronald W. Jones                 Vice-President                  March 29, 2000
-------------------------         Finance, Principal
  Ronald W. Jones                 Financial and
                                  Accounting Officer

     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     Proxy solicitation materials were sent to shareholders subsequent to the filing of this report, proxy solicitation materials will be sent to shareholders in connection with an annual meeting to be held May 10th, 2000.