Form 10-Q
period 2000-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2000-05-15
CIK 790381

PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended         March 31, 2000

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________  to ___________

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

                 Yes  X    No
                    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of March 31, 2000
          ----------                    --------------------
  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            26,500

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

         Item  1.   Financial Statements

               1.   Balance Sheets, March 31, 2000 and December 31, 1999.

               2. Statements of Operations and Retained Earnings for the three month periods ended March 31, 2000 and 1999.

               3. Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                      March 31, 2000              December 31,
                                                        (unaudited)                   1999
                                                     ----------------           ----------------
ASSETS
   Investments                                       $ 75,610,406               $ 79,184,187
   Cash and cash equivalents                           13,544,143                 26,602,226
   Accrued investment income                            1,309,271                  2,253,779
   Deferred acquisition costs                          24,574,879                 24,418,570
   Prepaid expenses                                        46,236                     46,000
                                                     ------------               ------------

   Total Assets                                      $115,084,935               $132,504,762
                                                     ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
     Unearned premiums                               $ 94,518,766               $ 93,941,365
     Loss reserves                                      4,715,923                  4,725,239
     Accrued liabilities                                  134,554                    276,116
     Due to Motors Insurance Corporation                  360,962                 18,338,925
                                                     ------------               ------------

  Total liabilities                                    99,730,205                117,281,645
                                                     ------------               ------------


  STOCKHOLDERS' EQUITY

     Share Capital
         Common Stock-no par value;
            Authorized - 2,000 shares;
            issued and outstanding -
            2,000                                         200,000                    200,000

         Participating  Stock-no par value;
         Authorized - 100,000 shares; Issued and
         outstanding  - 26,500  shares  as of
         March  31,  2000 and  26,600  shares
         as of December 31, 1999                        1,987,500                  1,995,000
                                                     ------------               ------------
                                                        2,187,500                  2,195,000

     Retained Earnings                                 12,543,156                 13,190,576

     Accumulated other comprehensive
       income\(loss)                                      624,074                   (162,459)
                                                     ------------               ------------

     Total Stockholders' Equity                        15,354,730                 15,223,117
                                                     ------------               ------------

     Total Liabilities and Stockholders'             $115,084,935               $132,504,762
        Equity                                       ============               ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
              MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)


                                                     Three Month Periods
                                                        Ended March 31,


                                                  2000                1999
                                              ------------        ------------
INCOME

   Reinsurance premiums assumed               $14,051,229        $17,861,028
   Increase in unearned premiums                  577,401          2,351,624
                                              -----------        -----------

   Premiums earned                             13,473,828         15,509,404
                                              -----------        -----------

   Investment income
     Interest earned                            1,319,822          1,379,290
     Realized losses
     on investments                              (989,908)        (1,155,006)
                                              -----------        -----------

   Investment income                              329,914            224,284
                                              -----------        -----------

TOTAL INCOME                                   13,803,742         15,733,688
                                              -----------        -----------

EXPENSES

   Acquisition costs                            3,506,888          4,032,443
   Losses paid                                 10,781,962         11,884,161
   (Decrease)\Increase in loss reserves            (9,316)            34,092
   Administrative expenses
     - Related Parties                             54,187             61,251
     - Other                                      116,129            104,512
                                              -----------        -----------

TOTAL EXPENSES                                 14,449,840         16,116,459
                                              -----------        -----------

NET (LOSS)                                       (646,108)          (382,771)

RETAINED EARNINGS,
   beginning of period                         13,190,576         20,629,009

LESS:  DIVIDENDS                                        0         (4,066,464)

REDEMPTION OF PARTICIPATING STOCK                  (1,312)             2,646
                                              -----------        -----------

RETAINED EARNINGS,
   end of period                              $12,543,156        $16,182,420
                                              ===========        ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                        MARCH 31, 2000 AND MARCH 31, 1999
                                    UNAUDITED
                           (Expressed in U.S. Dollars)

                                                                  Three Month Periods
                                                                     Ended March 31,

                                                                2000              1999
                                                          -------------      ------------
Cash flows from operating activities:
   Reinsurance premiums collected                        $ 23,374,340       $          0
   Reinsurance premiums returned                          (24,934,234)                 0
   Losses and acquisition expenses paid                   (23,685,786)                 0
   Acquisition expenses reversed and returned premium       6,482,901                  0
   Administrative expenses paid                              (187,206)          (141,175)
   Investment income received                               2,170,308          1,411,896
                                                         -------------      ------------
Net cash (used in)/provided by operating activities       (16,419,677)         1,270,721
                                                         -------------      ------------

Cash flows from investing activities:
   Purchases of investments                              (421,155,283)      (114,998,010)
   Sales and maturities of investments                    424,525,689        101,247,440
                                                         -------------      ------------
Net cash (invested)/provided                                3,370,406        (13,750,570)
                                                         -------------      ------------
Cash flows from financing activities:
   Proceeds from issuance of Participating Stock                    0              7,500
   Redemption of Participating Stock                           (8,812)           (27,354)
   Dividends paid                                                   0         (4,066,464)
                                                         -------------      ------------
Net cash used in financing activities                          (8,812)        (4,086,318)
                                                         -------------      ------------

Decrease in cash and cash equivalents                     (13,058,083)       (16,566,167)
Cash and cash equivalents, beginning of period             26,602,226         19,504,563
                                                         -------------      ------------
Cash and cash equivalents, end of period                 $ 13,544,143        $ 2,938,396
                                                         ============        ===========

Reconciliation of net loss to net
 cash provided by operating activities:
   Net loss                                                  (646,108)          (382,771)
   Realized losses on Investments                             989,908          1,155,006
   Change in:
     Accrued investment income                                944,508             30,606
     Due from Motors Insurance Corporation                (17,977,963)        (1,298,678)
     Deferred acquisition costs                              (156,309)          (611,541)
     Prepaid expenses                                            (236)           (36,875)
     Unearned premiums                                        577,401          2,351,624
     Loss reserves                                             (9,316)            34,092
     Accrued liabilities                                     (141,562)            29,258
                                                         -------------      ------------
 Net cash (used in)/provided by operating activities     $(16,419,677)       $ 1,270,721
                                                         =============      ============

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

The payment of the 1999 fourth quarter reinsurance cession due to the ceding company during the first quarter of 2000 was deferred for settlement during the second quarter of 2000 resulting in zero cash flow activity for items of cash flow included herein.

On May 10, 2000 the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $673,134.

Capital Resources. During the quarter ended March 31, 2000, no new series of Shares were added and one series was redeemed bringing the total number of series issued and outstanding to 265 as of the end of the quarter. As of March 31, 2000, the share capital of the Company was $2,187,500 (compared with $2,195,000 as of December 31, 1999) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,987,500 (compared with $1,995,000 as of December 31, 1999). In addition, the Company had surplus from retained earnings in the amount of $12,543,156 as of March 31, 2000 compared with $13,190,576 as of December 31, 1999. The net decrease in retained earnings is primarily attributable to underwriting losses incurred combined with low investment returns during the first quarter as more fully described below.

Results of Operations. During the quarter ended March 31, 2000, the Company had a net loss of $646,108, compared with net loss of $382,711 for the quarter ended March 31, 1999. As discussed below, the increase in net loss for the quarter ended March 31, 2000 compared to the comparable period of 1999 is the result of realised losses on the sale of investment securities and continued underwriting losses.

Premiums earned decreased to $13,473,828 during the quarter ended March 31, 2000 compared to $15,509,404 for the same period in 1999. Expenses incurred during the quarter ended March 31, 2000 were $14,449,840 compared to $16,116,459 for the comparable quarter of 1999. The decreases in premiums earned and expenses incurred was in large part attributable to the Redemption and the Recapture discussed below. Net underwriting loss for the quarter ended March 31, 2000 was $976,022 compared to $607,055 for the comparable period in 1999. The ratio of losses incurred to premiums earned for the quarter under review was 80% compared to 76.9% for the comparable period in 1999.

During 1999, as a result of adverse underwriting results, the Company's board of directors voted to redeem 37 series of Shares that had consistently experienced adverse underwriting results and that the board determined were unlikely to experience favourable underwriting results in the future (the "Redemption"). In addition to the Redemption, Motors Insurance Corporation ("MIC"), the ceding company, agreed to commute the unearned premium and all unpaid losses as of the end of the second quarter of 1999 that were attributable to 37 series of Shares that the board voted to redeem (the "Recapture"). During the quarter ended March 31, 2000, the Company made a cash payment in the amount of $19,660,649 to MIC in full settlement of its obligation under this agreement.

Notwithstanding the Redemption and the Recapture, there can be no assurances that the Company will not continue to experience significant adverse underwriting results. In addition, there can be no assurances that MIC would recapture additional business from the Company if the Company experiences significant adverse underwriting results in the future.

Investment income for the quarter ended March 31, 2000 was $329,914 compared to $224,284 for the comparable period of 1999. During the quarter under review, the Company realised losses on the sale of investment securities of $989,908 compared to losses of $1,115,006, during the comparable period of 1999. As of March 31, 2000, the Company had net unrealized appreciation of $624,074 on its investments compared to unrealized depreciation of $162,459 as of December 31, 1999. The losses on the sale of investment assets during the quarter under review and the change in the amount of the unrealized position on the portfolio as of March 31, 2000 compared to December 31, 1999 are in large part attributable to a continued decline in value of bonds as a result of higher interest rates offset to some extent by unrealised gain on the Company's investment in an international equity fund.

For the quarter ended March 31, 2000 the Company had interest income of $1,319,822 compared to $1,379,290 for the comparable period of 1999. During the period under review there was very little change in either the assets under management or the coupon rates on invested assets by comparison to the same period in the prior year.

Year 2000. The Company does not separately own or license any computers or computer software applications. Accordingly, the Company had minimal exposure with respect to the transition to Year 2000 on its computerized systems and microprocessors. During 1999 the Company completed communications and assessments with the Manager and other service and technology providers, including those on which the Company is dependent, to ensure adequacy with the transition to Year 2000. Also during 1999, MIC successfully completed its assessment and remediation project to address the Year 2000.

To date, the Company has not experienced any material adverse effect on its business, results of operations or financial condition as a result of the Year 2000 Issue. Furthermore, because the Company does not own or license any computers or computer software applications, it did not incur any expenses with respect to remediation of Year 2000.

The Company will continue to monitor its operations, and the operations of third parties that are critical to its operations, for potential Year 2000-related problems. However, the Company does not anticipate that it will discover any future Year 2000 issues that will have a material effect on its business, results of operations, or financial condition.

Forward Looking Statements. The foregoing Management Discussion and Analysis contains various forward looking statement within the meaning of applicable federal securities laws and are based upon Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially form those anticipated.


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


Dated: May 10, 2000