Form 10-Q
period 2000-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2000-08-14
CIK 790381

PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X  Quarterly  report pursuant to Section 13 or 15(d) of the Securities
----
Exchange Act of 1934

For quarterly period ended         June 30, 2000
                           ---------------------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities
----
Exchange Act of 1934

For the transition period from             to
                               -----------    -----------

Commission File Number      33-6534
                       -----------------

           Motors Mechanical Reinsurance Company, Limited
--------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Barbados                              N/A
--------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

        Bishops Court Hill, St. Michael, Barbados       N/A
--------------------------------------------------------------------
        (Address of principle executive offices)     (Zip Code)

                           (246) 436-4895
--------------------------------------------------------------------
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X    No
                    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of June 30, 2000
            -----                       -------------------

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            26,300

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  1. Balance Sheets, June 30, 2000 and December 31, 1999.

                  2. Statements  of Income and  Retained  Earnings for the
                     three month periods ended June 30, 2000 and 1999 and the six month periods ended June 30, 2000 and 1999.

                  3. Statements  of Cash  Flows for the six month  periods
                     ended June 30, 2000 and 1999.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                            June 30, 2000       December 31,
                                             (unaudited)             1999
                                            -------------       -------------
ASSETS
  Investments                                $ 83,848,656       $ 79,184,187
  Cash and cash equivalents                     6,299,566         26,602,226
  Accrued investment income                     1,026,825          2,253,779
  Due from (to) Motors Insurance
    Corporation                                   110,904        (18,338,925)
  Deferred acquisition costs                   24,721,929         24,418,570
  Prepaid expenses                                 44,539             46,000
                                             ------------       ------------

  Total Assets                               $116,052,419       $114,165,837
                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
    Unearned premiums                        $ 95,084,339       $ 93,941,365
    Loss reserves                               4,728,906          4,725,239
    Accrued liabilities                           345,249            276,116
                                             ------------       ------------

  Total liabilities                           100,158,494         98,942,720
                                             ------------       ------------

  STOCKHOLDERS' EQUITY

    Share Capital
      Common Stock-no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000                                   200,000            200,000

      Participating  Stock-no par value;
      Authorized  - 100,000  shares;
      issued and outstanding - 26,300
      shares as of June 30, 2000 and
      26,600 shares as of December 31, 1999     1,972,500          1,995,000
                                             ------------       ------------
                                                2,172,500          2,195,000

      Retained Earnings                        12,659,905         13,190,576

      Accumulated other comprehensive
       income (loss)                            1,061,520           (162,459)
                                             ------------       ------------
      Total Stockholders' Equity               15,893,925         15,223,117
                                             ------------       ------------

      Total Liabilities and Stockholders'
           Equity                            $116,052,419       $114,165,837
                                             ============       ============


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE THREE
           MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND THE
             SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                Three Month Periods      Six Month Periods
                                   Ended June 30,          Ended June 30,
                                2000         1999         2000          1999
                            -----------  -----------  -----------  -----------
INCOME
 Reinsurance premiums
     assumed                $14,080,473  $19,179,918  $28,131,702  $37,040,946
   Increase in unearned
     premiums                   565,573    2,974,128    1,142,974    5,325,752
                            -----------  -----------  -----------  -----------

   Premiums earned           13,514,900   16,205,790   26,988,728   31,715,194
                            -----------  -----------  -----------  -----------

   Investment income
     Interest earned          1,298,537    1,401,694    2,618,359    2,780,984
     Realized losses on
     investments             (  177,110)  (1,550,151)  (1,167,018)  (2,705,157)
                            -----------  -----------  -----------  -----------

   Investment income (loss)   1,121,427     (148,457)   1,451,341       75,827
                            -----------  -----------  -----------  -----------

TOTAL INCOME                 14,636,327   16,057,333   28,440,069   31,791,021
                            -----------  -----------  -----------  -----------

EXPENSES
   Acquisition costs          3,514,579    4,237,534    7,021,467    8,269,977
   Losses paid                9,981,591   13,370,567   20,763,553   25,254,728
   Increase in loss
     reserves                    12,983      243,736        3,667      277,828
   Administrative
     expenses
     - Related Parties           83,805       65,816      137,992      127,067
     - Other                    128,486       99,828      244,615      204,340
                            -----------  -----------  -----------  -----------

TOTAL EXPENSES               13,721,444   18,017,481   28,171,294   34,133,940
                            -----------  -----------  -----------  -----------

NET INCOME (LOSS)               914,883   (1,960,148)     268,775   (2,342,919)

RETAINED EARNINGS,
   beginning of period       12,543,156   16,182,420   13,190,576   20,629,009

LESS:  DIVIDENDS               (673,134)           0     (673,134)  (4,066,464)

LESS: REDEMPTION OF
 PARTICIPATING STOCK           (125,000)     (76,162)    (126,312)     (73,516)
                            -----------  -----------  -----------  -----------

RETAINED EARNINGS,          $12,659,905  $14,146,110  $12,659,905  $14,146,110
                            ===========  ===========  ===========  ===========
   end of period

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                   JUNE 30, 2000 AND JUNE 30, 1999 (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                                    Six Month Periods
                                                     Ended June 30,
                                                   2000                1999
                                              -------------       -------------
Cash flows from operating activities:
 Reinsurance premiums collected               $  23,374,340      $  35,756,436
 Reinsurance Premiums returned                  (24,934,234)                 0
 Losses and acquisition expenses                (16,842,885)       (34,606,352)
 paid Administrative expenses paid                 (233,582)          (356,321)
 Investment income received                       3,763,155          2,603,289
                                              -------------       -------------

Net cash (used in) provided by
 operating activities                           (14,873,206)         3,397,052
                                              -------------       -------------

Cash flows from investing activities:
 Purchases of investments                      (109,326,134)      (223,017,168)
 Sales and maturities of investments            104,718,626        207,221,883
                                              -------------       -------------

Net cash invested                                (4,607,508)       (15,795,285)
                                              -------------       -------------

Cash flows from financing activities:
 Proceeds from issuance of Participating
   Stock                                                  0             30,000
 Redemption of Participating Stock                 (148,812)          (141,516)
 Dividends paid                                    (673,134)        (4,066,464)
                                              -------------       -------------

Net cash used in financing activities              (821,946)        (4,177,980)
                                              -------------       -------------

Decrease in cash and cash equivalents           (20,302,660)       (16,576,213)
Cash and cash equivalents, beginning
 of period                                       26,602,226         19,504,563
                                              -------------       -------------
Cash and cash equivalents, end
 of period                                    $   6,299,566      $   2,928,350
                                              =============      =============

Reconciliation of net income to net cash provided by operating activities:

 Net income (loss)                                  268,775         (2,342,919)
 Realized losses on investments                   1,167,018          2,705,157
 Change in:
   Accrued investment income                      1,226,954           (179,695)
   Due from Motors Insurance Corporation        (18,449,829)        (1,022,096)
   Deferred acquisition costs                      (303,359)        (1,360,915)
   Prepaid expenses                                   1,461            (24,250)
   Unearned premiums                              1,142,974          5,325,752
   Loss reserves                                      3,667            277,828
   Accrued liabilities                               69,133             18,190

Net cash (used in) provided by operating
  activities                                  $ (14,873,206)     $   3,397,052
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

On May 10, 2000 the Board of Directors authorised the payment of dividends to eligible holders of Participating Shares aggregating $673,134.

Capital Resources. During the quarter ended June 30, 2000, no new series of Shares were added and 2 series of Shares were redeemed bringing the total number of series issued and outstanding to 263 as of the end of the quarter. As of June 30, 2000, the share capital of the Company was $2,172,500 (compared with $2,195,000 as of December 31, 1999) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,972,500 (compared with $1,995,000 as of December 31, 1999). In addition, the Company had surplus from retained earnings in the amount of $12,659,905 as of June 30, 2000 compared with $13,190,576 as of December 31, 1999. The reduction in retained earnings has arisen primarily as a result of the dividend payment of $673,134 and net redemptions of participating stock of $126,312.

Results of Operations. During the quarter ended June 30, 2000, the Company had net income of $914,883, compared with a net loss of $1,960,148 for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, the Company had net income of $268,775, compared with a net loss of $2,342,919 for the comparable period in 1999. As discussed below, the increases in net income for the quarter and six month period ended June 30, 2000 compared to the comparable periods of 1999 are primarily attributable to more favourable underwriting performance and an increase in returns on the Company's investment portfolio.

Premiums earned decreased to $13,514,900 during the quarter ended June 30, 2000 compared to $16,205,790 for the same period in 1999. Expenses incurred during the quarter ended June 30, 2000 were $13,721,444 compared to $18,017,481 for the comparable quarter of 1999. The Company experienced a net underwriting loss for the quarter ended June 30, 2000 of $206,544 compared to an underwriting loss of $1,811,691 for the comparable period in 1999. The ratio of losses incurred to premiums earned for the quarter ended June 30, 2000 was 74% compared to 84% for the comparable period in 1999.

For the six month period ended June 30, 2000, the Company had earned premiums of $26,988,728 compared to $31,715,194 for the comparable period of 1999. Expenses incurred during the six month period ended June 30, 2000 were $28,171,294 compared to $34,133,940 for the comparable period in 1999. The net underwriting loss for the Company was $1,182,566 for the six month period ended June 30, 2000 compared to $2,418,746 for the comparable period in 1999. The loss ratio for the six month period ended June 30, 2000 was 77%, compared to 80.5% for the six month period ended June 30, 1999.

The decrease in earned premium and expenses for the quarter and six month period ended June 30, 2000 were in large part attributable to the Redemption and Recapture discussed below. The reduction in loss ratios for the quarter and six month period ended June 30, 2000 were atributable to the Redemption and Recapture as well as improved underwriting results for existing series.

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

Investment income for the quarter ended June 30, 2000 was $1,121,427 compared to losses of $148,457 for the comparable period of 1999. Investment income for the six month period ended June 30, 2000 was $1,451,341 compared to $75,827 for the comparable period of 1999. During the quarter ended June 30, 2000, the Company realised losses on the sale of investment securities of $177,110, compared to realised losses of $1,550,151 during the comparable period of 1999. The Company realized losses on the sale of investment securities during the quarter and the six month period ended June 30, 2000 as a result of sales of fixed income securities, the value of which had decreased as a result of increases in interest rates. During the six month period ended June 30, 2000, the Company appointed a new investment manager and adopted new investment guidelines.

The unrealised appreciation on investments was $1,061,520 at June 30, 2000 compared to unrealised depreciation on investments of $162,459 at December 31, 1999. This increase is mainly due to increases in the market value of the Company's investment in an international equity fund and the reduction in its unrealised loss position in its fixed income portfolio.

For the quarter ended June 30, 2000, the Company had interest income of $1,298,537 compared to $1,401,694 for the comparable period of 1999. For the six month period ended June 30, 2000, the Company had interest income of $2,618,359 compared to $2,780,984 for the comparable period of 1999. These decreases were largely attributable to the reduction in the Company's portfolio of fixed income securities resulting from a significant return of premium to MIC during the first quarter of 2000 pursuant to the Recapture.


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


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

At the annual meeting of shareholders of the Company held on May 10, 2000 (the "Annual Meeting") the holder of the Common Stock re-elected five directors, William B. Noll, John J. Dunn Jr., Thomas D. Callahan, Robert E. Capstack and Peter R.P. Evelyn. The holders of Participating Shares unanimously elected the sixth director, Haywood B. Hyman Jr.. The holder of the Common Stock also elected John Gressa and Robert Nelson as alternate directors for Messrs. Callahan and Capstack respectively.

At the Annual Meeting, the shareholders of the Company unanimously approved amendments to the Company's Restated Articles of Incorporation to (i) permit transfers of shares by a shareholder without requiring the shareholder to first receive a bona fide written offer, (ii) exclude unrealised gains or losses on investments from the calculation of a share redemption price, and (iii) replace the requirement that minimum annual dividends be paid within 120 days of the beginning of the year with the requirement that such dividends be paid in the year declared.

In addition, the Shareholders of the Company unanimously approved a change to the Company's By Law removing the requirement for the majority of meetings of the Directors and any Committees of the Directors to be held within Barbados.


Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits

     (27)  Financial Data Schedule

   (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE 9
                                   SIGNATURES

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


Dated:  August 11, 2000