Form 10-Q
period 2000-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2000-11-14
CIK 790381

PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the
----
Securities Exchange Act of 1934

For quarterly period ended     September 30, 2000
                           --------------------------

     Transition report pursuant to Section 13 or 15(d) of the
----
Securities Exchange Act of 1934

For the transition period from           to
                               ---------    ---------

Commission File Number    33-6534
                       ------------

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

                 Yes  X    No
                    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of September 30, 2000
            -----                       ------------------------

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            26,000

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10- Q:

Part 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         1.  Balance Sheets, September 30, 2000 and December 31, 1999.

         2. Statements of Income and Retained Earnings for the three month periods ended September 30, 2000 and 1999 and the nine month periods ended September 30, 2000 and 1999.

         3. Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                 ----------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                           (Expressed in U.S. Dollars)

                                             September 30,          December 31,
                                                 2000                  1999
                                             -------------         -------------
                                              (unaudited)

ASSETS
  Investments                                $  86,531,260         $ 79,184,187
  Cash and cash equivalents                      5,968,550           26,602,226
  Accrued investment income                        668,943            2,253,779
  Deferred acquisition costs                    24,555,350           24,418,570
  Prepaid expenses                                       0               46,000
                                              ------------         ------------

  Total Assets                                $117,724,103         $132,504,762
                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
     Unearned premiums                          94,443,654         $ 93,941,365
     Loss reserves                               4,813,718            4,725,239
     Accrued liabilities                           182,820              276,116
     Due to Motors Insurance Corporation         1,302,327           18,338,925
                                              ------------         ------------

  Total liabilities                            100,742,519          117,281,645
                                              ------------         ------------

  STOCKHOLDERS' EQUITY

     Share Capital
       Common Stock-no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000                                    200,000              200,000

         Participating  Stock-no par value;
           Authorized - 100,000 shares
           issued and  outstanding  -
           26,000  shares as of September 30
           2000 and 26,600 shares as of
           December 31, 1999                     1,950,000            1,995,000
                                              ------------         ------------
                                                 2,150,000            2,195,000

     Retained Earnings                          13,183,613           13,190,576

     Accumulated other comprehensive
       income (loss)                             1,647,971             (162,459)
                                              ------------         ------------

  Total Stockholders' Equity                    16,981,584           15,223,117
                                              ------------         ------------

  Total Liabilities and Stockholders'
     Equity                                   $117,724,103         $132,504,762
                                              ============         ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                 ----------------------------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
 FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND
 -------------------------------------------------------------------------------
     THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
     ----------------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                           (Expressed in U.S. Dollars)

                            Three Month Periods          Nine Month Periods
                            Ended September 30,          Ended September 30,
                              2000         1999           2000          1999
                          -----------  -----------    -----------   ------------
INCOME

 Reinsurance premiums
    assumed               $13,118,404  $15,630,049    $41,250,106   $52,670,995
 Reinsurance premiums
    returned                        0   24,934,234              0    24,934,234
 Increase (decrease) in
    unearned premiums        (640,685) (22,559,363)       502,289   (17,233,611)
                           ----------    ----------    ----------    ----------
 Premiums earned           13,759,089   13,255,178     40,747,817    44,970,372
                           ----------    ----------    ----------    ----------

 Investment income
   Interest earned            961,803    1,540,605      3,580,162     4,321,589
   Realized gains(losses )
     on investments           275,544     (839,940)      (891,474)   (3,545,097)
                           ----------    ----------     ----------   ----------
 Investment income          1,237,347      700,665      2,688,688       776,492
                           ----------    ----------     ----------   ----------
TOTAL INCOME               14,996,436   13,955,843     43,436,505    45,746,864
                           ----------   ----------     ----------    ----------
EXPENSES
 Acquisition costs          3,577,674    3,421,349     10,599,141    11,691,326
 Losses paid               10,705,771   11,147,400     31,469,324    36,402,128
 Increase in
   loss reserves               84,812      180,933         88,479       458,761
 Administrative
   expenses
   - Related Parties           54,502       63,025        192,494       190,092
   - Other                     72,469       88,213        317,084       292,553
                           ----------    ----------     ----------   ----------
TOTAL EXPENSES             14,495,228   14,900,920     42,666,522    49,034,860
                           ----------    ----------     ----------   ----------
NET INCOME(LOSS)              501,208     (945,077)       769,983    (3,287,996)

RETAINED EARNINGS,
 beginning of period       12,659,905   14,146,110     13,190,576    20,629,009

LESS:  DIVIDENDS                    0            0       (673,134)   (4,066,464)

LESS: REDEMPTION OF
 PARTICIPATING STOCK           22,500      (29,077)      (103,812)     (102,593)
                           ----------   -----------    -----------   ----------
RETAINED EARNINGS,
 end of period            $13,183,613  $13,171,956    $13,183,613   $13,171,956
                          ===========  ===========    ===========   ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                 -----------------------------------------------
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
            ---------------------------------------------------------
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------
                           (Expressed in U.S. Dollars)

                                                      Nine Month Periods
                                                      Ended September 30,
                                                  2000                 1999

Cash flows from operating activities:
 Reinsurance premiums collected                $37,454,813         $54,936,354
 Reinsurance premiums returned                 (24,934,234)                  0
 Losses and acquisition expenses paid          (30,513,854)        (52,963,826)
 Administrative expenses paid                     (528,735)           (539,482)
 Investment income received                      5,138,397           4,119,197
                                               -----------         -----------

Net cash (used in) provided by
 operating activities                          (13,383,613)          5,552,243
                                               -----------           ---------

Cash flows from investing activities:
 Purchases of investments                     (141,824,644)       (294,876,253)
 Sales of investments                          135,396,527         282,479,321
                                               -----------         -----------

Net cash invested                               (6,428,117)        (12,396,932)
                                               -----------           ---------

Cash flows from financing activities:
 Proceeds from issuance of Participating
  Stock                                                  0              15,000
 Redemption of participating stock                (148,812)           (177,593)
 Dividends paid                                   (673,134)         (4,066,464)
                                               -----------           ---------

Net cash used in financing activities             (821,946)         (4,229,057)
                                               -----------           ---------

(Decrease) in cash and cash
   equivalents                                 (20,633,676)        (11,073,746)
Cash and cash equivalents, beginning
   of period                                    26,602,226          19,504,563
                                               -----------           ---------
Cash and cash equivalents, end
   of period                                   $ 5,968,550         $ 8,430,817
                                               ===========         ===========

Reconciliation of net income to net cash provided by operating activities:

 Net income (loss)                                 769,983          (3,287,996)
 Realized losses (gains) on investments            891,474           3,545,097
 Change in:
   Accrued investment income                     1,584,836            (249,292)
   Due from Motors Insurance Corporation       (17,036,598)         18,999,243
   Deferred acquisition costs                     (136,780)          4,479,429
   Prepaid expenses                                 46,000             (23,625)
   Unearned premiums                               502,289         (17,233,611)
   Loss reserves                                    88,479            (750,555)
   Accrued liabilities                             (93,296)             73,553
                                               -----------           ---------

Net cash provided by operating activities     $(13,383,613)        $ 5,552,243
                                              ============         ===========

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

Capital Resources. During the quarter ended September 30, 2000, no new series of Shares were added and three series of Shares were redeemed bringing the total number of series issued and outstanding to 260 as of the end of the quarter. As of September 30, 2000, the share capital of the Company was $2,150,000 (compared with $2,195,000 as of December 31, 1999) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,950,000 (compared with $1,995,000 as of December 31,
1999). In addition the Company had surplus from retained earnings in the amount of $13,183,613 as of September 30, 2000 compared with $13,190,576 as of December 31, 1999.

Results of Operations. During the quarter ended September 30, 2000, the Company had net income of $501,208, compared with a net loss of $945,077 for the quarter ended September 30, 1999. For the nine month period ended September 30, 2000, the Company had net income of $769,983, compared with a net loss of $3,287,996 for the comparable period in 1999. Income increased for the quarter and nine month period ended September 30, 2000 compared to the comparable periods for the prior year as a result of improved underwriting results and increased investment income, each as discussed below.

Premiums earned increased to $13,759,089 during the quarter ended September 30, 2000 compared to $13,255,178 for the same period in 1999. Expenses incurred during the quarter ended September 30, 2000 were $14,495,228 compared to $14,900,920 for the comparable quarter of 1999. The Company experienced a net underwriting loss for the quarter ended September 30, 2000 of $736,139 compared to a net underwriting loss of $1,645,742 for the comparable period in 1999. The ratio of losses incurred to premiums earned for each of the two quarters ended September 30, 2000 and 1999 was 78.43% and 85.46% respectively.

For the nine month period ended September 30, 2000, the Company had earned premiums of $40,747,817 compared to $44,970,372 for the comparable period of 1999. Expenses incurred during the nine month period ended September 30, 2000 were $42,666,522 compared to $49,034,860 for the comparable period in 1999. The net underwriting loss for the Company was $1,918,705 for the nine month period ended September 30, 2000 compared to $4,064,488 for the comparable period in 1999. The loss ratio for the nine month period ended September 30, 2000 was 77.45%, compared to 81.97% for the nine month period ended September 30, 1999.

During 1999, as a result of adverse underwriting results, the Company's board of directors voted to redeem 37 series of Shares that had consistently experienced adverse underwriting results and that the board determined were unlikely to experience favourable underwriting results in the future (the "Redemption"). In addition to the Redemption, Motors Insurance Corporation ("MIC"), the ceding company, agreed to commute the unearned premium and all unpaid losses as of the end of the second quarter of 1999 that were attributable to 37 series of Shares that the board voted to redeem (the "Recapture"). During the nine months ended September 30, 2000, the Company made a cash payment of $19,660,649 to MIC in full settlement of its obligation under this agreement.

Notwithstanding the Redemption and the Recapture, there can be no assurances that the Company will not continue to experience significant adverse underwriting results. In addition, there can be no assurances that MIC would recapture additional business from the Company if the Company experiences significant adverse underwriting results in the future.

Investment income for the quarter ended September 30, 2000 was $1,237,347 compared to income of $700,665 for the comparable period of 1999. Investment income for the nine month period ended September 30, 2000 was $2,688,688 compared to $776,492 for the comparable period of 1999. During the quarter ended September 30, 2000, the Company realised gains on the sale of investment securities of $275,544, compared to realised losses of $839,940 during the comparable period of 1999. The Company realized losses on the sale of investment securities during the nine month period ended September 30, 2000 as a result of sales of fixed income securities, the value of which had decreased as a result of increases in interest rates.

During the nine month period ended September 30, 2000, the Company appointed a new investment manager and adopted new investment guidelines for its fixed income portfolio.

The unrealised position on investments reflected unrealised losses of $162,459 at December 31, 1999 and unrealised gains of $1,647,971 at September 30, 2000. The change in the unrealised position during this period was brought about by an improvement in the market value of the fixed income portfolio which was partially offset by a decline in the market value of the Company's investment in an international equity fund.

For the quarter ended September 30, 2000, the Company had interest income of $961,803 compared to $1,540,605 for the comparable period of 1999. For the nine month period ended September 30, 2000, the Company had interest income of $3,580,162 compared to $4,321,589 for the comparable period of 1999. These reductions in interest income are in part attributable to the reduction in the amount of investment assets as a result of the payment made to MIC in connection with the Redemption.

As  of  September  30,  2000  the  Company's   investment   portfolio  comprised
approximately $75.2 million in fixed income securities, cash and cash equivalents and approximately $11.3 million in international equities.


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



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

     MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED  (Registrant)


                                    By:     s/Ronald W. Jones
                                            -----------------
                                            Ronald W. Jones
                                            Vice President, Finance
                                            Signing on behalf of
                                            the Registrant, and
                                            Principal Financial Officer


Dated: November 1, 2000