Form 10-K
period 2000-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2001-04-02
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X      Annual Report Pursuant to Section 13 or 15(d) of
- -----    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

                                       Or

- -----    Transition Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001, was $1,942,500.*

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                              As of March 1, 2001
                 -----                              -------------------

         Common Stock, no-par value                        2,000
         Participating Stock, no-par value                25,900







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

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the years ended December 31, 2000, 1999, and 1998 were 74.9%, 80%, and 78.8% respectively.

The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 2000, 1999 and 1998:

                                                  Year Ended
                                12/31/00        12/31/99              12/31/98
                                --------        --------              --------
Beginning balance in
reserves for losses.......   $ 4,725,239      $ 5,393,818          $ 5,421,160
                             -----------      -----------          -----------

Add-provision for losses
incurred related to:

     Current claim year.....  41,579,713       47,211,542           45,843,093

     Prior claim years.....     (877,045)        (427,390)            (290,547)
                             -----------      -----------          -----------

         Total..............  40,702,668       46,784,152           45,552,546
                             -----------      -----------          -----------

Deduct-paid losses
attributable to:

     Current claim.........   36,837,642       43,514,155           40,767,738

     Prior claim years.....    3,835,555        3,938,576            4,812,150
                             -----------      -----------          -----------

         Total.............   40,673,197       47,452,731           45,579,888

Ending balance in reserves
for losses................   $ 4,754,710      $ 4,725,239          $ 5,393,818
                             ===========      ===========          ===========

The following table analyzes the development of losses and loss adjustment expenses from January 1, 1995 through December 31, 2000.

                                                                  Years Ended
                            12/31/95     12/31/96     12/31/97     12/31/98     12/31/99     12/31/00
                            --------     --------     --------     --------     --------     --------
Liability for unpaid
  claims and claims
  adjustment expense....   $3,480,334   $4,284,304   $5,421,160   $5,393,818   $4,725,239   $4,754,710
                           ----------   ----------   ----------   ----------   ----------   ----------
Paid (cumulative) in
  subsequent year(s)....   $2,903,588   $2,997,089   $4,812,150    3,938,576    3,835,555

Estimated unpaid
  liability as of
  year end*.............      534,495      541,191      318,463    1,027,852       12,639
                           ----------   ----------   ----------   ----------   ----------

Cumulative Redundancy...   $   42,251   $  746,024   $  290,547   $  427,390   $  877,045
                           ==========   ==========   ==========   ==========   ==========

*/ Because mechanical breakdown claims are generally paid within 90 days of when they are incurred, liability for unpaid claims incurred in prior years is negligible. Accordingly, liability for unpaid claims incurred in all prior years has been combined at each year end.

The table shows initial estimated reserves at December 31, 2000, 1999, 1998, 1997, 1996, and 1995 and amounts paid on claims unsettled at each prior period end. Claims are typically processed for payment at the time the claim is reported. Therefore, the recorded claim liability at each year end represents the estimated incurred but not reported claims and claims in the process of payment. The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.

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

The Company's investment portfolio consists of U.S. dollar denominated fixed income securities and shares of a U.S. dollar denominated international equity fund. At December 31, 2000 and 1999, 81% and 90%, respectively, of the Company's investment portfolio consisted of cash and fixed income securities with the balance of the portfolio consisting of shares of the international equity fund.

Effective February 8, 2000, the Company entered into an investment management agreement with BlackRock International, Ltd. ("BlackRock") pursuant to which

BlackRock manages the investment and reinvestment of the Company's fixed income portfolio in accordance with the Company's investment guidelines. BlackRock is a subsidiary of BlackRock, Inc. which had approximately $204 billion of assets under management as of December 31, 2000. BlackRock, Inc. manages assets on behalf of more than 3,300 institutions and 200,000 individuals through a variety of equity, fixed income, liquidity and alternative investment, and mutual fund products. Under the terms of the investment management agreement, BlackRock charges a management fee calculated as a percentage of the net asset value of the Company's portfolio managed by BlackRock. The applicable percentage is based on the aggregate amount of assets managed by BlackRock on behalf of the Company and certain other related entities. The applicable percentage is tiered on the first $50 million of assets under management on behalf of the foregoing entities and lower on all assets in excess of $50 million. Prior to the effective date of the Company's agreement with BlackRock, the Company's fixed income portfolio was managed by Rothschild Asset Management Limited ("Rothschild").

The Company's funds are invested in a manner consistent with investment guidelines that are proposed by the Investment Committee for adoption by the Board. In February of 2000, the Company began implementing new investment guidelines for its fixed income portfolio. Under these guidelines, the Company is permitted to invest in U.S. Treasury and agency securities, agency and non agency mortgage-backed securities, obligations or domestic and foreign corporations, asset-backed securities, taxable municipal securities and money market instruments. In addition to these fixed income securities, pursuant to a plan adopted in early 1999, the Company may invest a portion of its investment portfolio in equity securities provided that the portion of the Company's investment portfolio consisting of equity securities may not exceed 30%.

Under the investment guidelines for fixed income securities in effect prior to the implementation of the new investment guidelines, the Company had invested primarily in U.S. dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers, U.S. dollar-denominated back certificates of deposit issued by foreign banks and foreign branches of U.S. banks, and, in certain situations, non-U.S. dollar denominated bonds, on a fully currency-hedged basis. The Company's fixed income investment portfolio was completely converted to investments permitted under the new guidelines in the latter half of 2000.

In June 1999, the Company invested $10 million into equity securities by purchasing shares in Capital International Fund (the "Fund"), an investment company incorporated under the laws of Luxembourg. The Company invested an additional $6 million in the Fund during November 2000. The Fund's investment objective is capital appreciation and it aims to achieve this objective through the continuous management of a diversified portfolio of transferable securities consisting primarily of common stocks, researched and selected on a world-wide basis. Shares are denominated in United States Dollars and are all of the same class and have like rights and liabilities. Shares are listed on the Luxembourg and the Amsterdam Stock Exchanges. The Fund had $836 million in total net assets as of December 31, 2000. The market value of the Company's equity portfolio at December 31, 2000 was approximately $17.1 million.

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

The consideration received by the Company upon the issuance of a particular series of Shares and the Common Stock as a class are allocated to the Subsidiary Capital Account for that series or class. Items of income and expense and losses attributable to insurance underwriting activities are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. Investment experience, and other items of income and expense, gains and losses and distributions with respect to the Shares and the Common Stock, are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. All such accounting determinations are made using accounting principles generally accepted in the United States, unless otherwise required by the Articles.

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

(8) (a) Dividends, payments upon redemption or liquidation (described below), and any other distributions with respect to the Shares and the Common Stock are allocated to the Subsidiary Capital Account for the class or series with respect to which the dividend, payment or distribution was made.

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

Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each Account had a balance of $7,500 representing the amount paid for the Shares of that series. During the year ended December 31, 2000, $467,177 of net underwriting losses and $663,358 of administrative expenses were allocated among the series of Shares outstanding during the year ended December 31, 2000, and $4,808,908 of net investment income was allocated among such series of Shares and the Common Stock.

As of December 31, 2000, 175 series of Shares outstanding had balances greater than or equal to $7,500 (ranging from $7,642 to $685,617) and 160 of such series had balances less than $7,500 (ranging from $7,325 to zero). (The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore may not be indicative of future accumulated amounts.) At December 31, 2000, an aggregate of $4,516,426 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 104 Subsidiary Capital Accounts and remained outstanding at that date including net deficits of $3,637,222 associated with 56 series of Shares that have been redeemed. As of December 31, 2000, $7,348,811 of aggregate deficits had been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding. Of this amount $2,833,577 could be recovered from deficit accounts should they return to profitability and to the extent that the risk fund is repaid in full. However, there can be no assurances that such deficit accounts will return to profitability or, if they return to profitability, that they will generate sufficient profits to repay any portion of deficits previously allocated to the Subsidiary Capital Account for the other series of Shares.

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

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and generally for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring motor vehicle mechanical service agreements or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchized GM dealerships. Under the terms of the Management Agreement, the Company pays the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of Shares at each calendar month end. For the year ended December 31, 2000, the Company incurred fees payable to the Manager in the amount of $232,178.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) There is no public market for the Shares or the other shares in the Common Stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement and requires approval by the Supervisor of Insurance in Barbados.

(b) All of the common stock of the Company is held by MIC. As of March 1, 2001 there were 458 holders of Shares of record, representing 259 series of Shares.

(c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In March of 2001, May of 2000, and February of 1999, the Company declared dividends of $3,083,096, $673,134 and $4,066,464 respectively. These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from financial statements audited by Deloitte & Touche, independent chartered accountants, whose report with respect to their audits of the financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 is included elsewhere herein.

                                                     December 31
                       ---------------------------------------------------------------------
                            2000          1999          1998          1997          1996
                            ----          ----          ----          ----          ----
Premiums Assumed        $ 52,352,900  $ 67,104,475   $ 72,634,160  $ 57,071,313  $ 47,410,037
Premiums Returned       $          0  $ 24,934,234   $          0  $          0  $          0
                        ============  ============   ============  ============  ============
Premiums Earned         $ 54,378,800  $ 58,471,950   $ 57,845,674  $ 45,701,595  $ 36,077,699
Net Investment
 Income                    4,808,908       655,755     10,375,464     5,704,678     5,341,924
                        ------------  ------------   ------------  ------------  ------------
Total Income              59,187,708    59,127,705     68,221,138    51,406,273    41,419,623
Less Losses and
 Expenses                 55,509,335    62,662,673     61,027,782    43,503,363    33,965,100
                        ------------  ------------   ------------  ------------  ------------
Net Income (Loss)*      $  3,678,373  $ (3,534,968)   $ 7,193,356  $  7,902,910   $ 7,454,523
Dividends Per
 Common Share                      0             0              0             0             0
Total Assets            $118,886,919  $132,504,762   $139,428,183  $123,065,286  $106,041,164
Total Policy
 Reserves and
 Other Liabilities        97,764,992   117,281,645    115,902,615   100,999,317    88,479,590
Stockholders'
  Equity                  21,121,927    15,223,117     23,525,568    22,065,969    17,561,574
Dividends Paid on
 Participating
Shares                       673,134     4,066,464      5,171,956     4,196,730     4,007,483

*/ Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See
Note 2 to the financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2001 and in future years to which its reinsurance liabilities extend. No capital expenditures are expected during the next few years.

The Company had unearned premium reserves of $91,915,465 as of December 31, 2000, and $93,941,365 as of December 31, 1999. This decrease in unearned premium is primarily attributable to the Company discontinuing accepting new business from certain unprofitable accounts. Unearned premium amounts are attributable to the long-term nature of the contracts sold. Such contracts may extend for up to 72 months from date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has limited exposure to risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until such expiration. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.

On March 21, 2001, the Board of Directors authorized the payment of dividends aggregating $3,083,096 to eligible holders of Shares. See "Market for Registrant's Common Equity and Related Stockholders Matters" for a discussion of dividends paid and legal restriction on the payment of dividends.

Capital Resources. Capitalization of the Company, as of December 31, 2000, was comprised of paid-in capital with respect to the Common Stock of $200,000, paid-in capital with respect to the Shares of $1,942,500 (compared with $1,995,000 and $2,362,500 as of December 31, 1999 and 1998, respectively), and earnings retained for use in the business of $16,247,004. The reduction in the amount of paid-in capital with respect to the Shares as of December 31, 2000 compared with December 31, 1999 is primarily attributable to redemption of Shares with nil unearned premiums. The decrease in paid-in capital as of

December 31, 1999 compared to December 31, 1998 is primarily attributable to the Redemption and Recapture discussed below under "Results of Operations". There were a total of 259 series outstanding at December 31, 2000 compared to 266 and 315 series of Shares outstanding at December 31, 1999 and 1998, respectively. During 2000, the Company issued 1 new series of Shares and redeemed 8 series of Shares for a net decrease of 7 series.

Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 2001, the Company's required minimum net assets computed in accordance with Barbados law was approximately $5,937,880 compared to total capital and retained earnings computed for purposes of Barbados law of $18,389,504.

Results of Operations. During the year ended December 31, 2000, the Company had net income of $3,678,373 compared to a net loss of $3,534,968 for the year ended December 31, 1999 and net income of $7,193,356 for the year ended December 31, 1998. The increase in net income in 2000 compared to 1999 arose from decreases in underwriting losses incurred combined with increases in investment income. As described below, the decrease in net income during 1999 compared to the previous year was primarily as a result of increases in underwriting losses incurred and decreases in investment income.

The Company had a net underwriting loss of $1,130,535 in 2000 compared to net underwriting losses of $4,190,723 and $3,182,108 in 1999 and 1998 respectively. During 2000, the Company earned premiums of $54,378,800 compared to $58,471,950 and $57,845,674 during 1999 and 1998, respectively. Premium income decreased primarily as a result of the Recapture as discussed below.

The Company incurred losses and administrative expenses during the year ended December 31, 2000 of $55,509,335 compared with $62,662,673 and $61,027,782 for the years ended December 31, 1999 and 1998, respectively. Expenses in 2000 were comprized of losses paid and provisions for losses incurred of $40,702,668, ceding commissions and excise taxes of $14,143,309 and operating expenses of $663,358. Losses incurred in 1999 and 1998 were $46,784,152 and $45,552,545, respectively. The loss ratio for the year ended December 31, 2000 was 74.9% compared to 80.0% and 78.8% for the years ended December 31, 1999 and 1998, respectively.

During 1999, as a result of its adverse underwriting results, the Company, working with MIC, took steps to improve its underwriting performance. During 1999, the Company's Board of Directors voted to redeem 37 series of Shares that had consistently experienced adverse underwriting results and that the Board determined were unlikely to experience favorable underwriting results in the future (the "Redemption"). Because the Subsidiary Capital Accounts for these series each had a balance of zero, the redemption price for the Shares was zero.

In addition to the Redemption, MIC agreed to commute the unearned premium and all unpaid losses as of the end of the second quarter of 1999 that were attributable to 37 series of Shares that the Board voted to redeem (the "Recapture"). In exchange for assuming these unearned premium and unpaid loss reserves, the Company paid $19,660,649 to MIC during the first quarter of 2000, which amount represented the unearned premium and unpaid losses as of

June 30, 1999 that were attributable to the commuted business (after offset by the 25% ceding commission and 1% federal excise taxes previously paid by the Company with respect to the recaptured business). If MIC had not recaptured this business from the Company, the Company would likely have experienced larger underwriting losses and higher loss ratios for the years ended December 31, 2000 and 1999.

Notwithstanding the Redemption and the Recapture, there can be no assurance that the Company will not experience significant adverse underwriting results in the future and there can be no assurance that MIC would recapture additional business from the Company if the Company does experience significant adverse underwriting results.

In addition to the Redemption and Recapture, the Company continues to work with MIC to evaluate ways for improving its underwriting performance. MIC continues to contact unprofitable accounts and implement procedures to improve profitability at those accounts. If unprofitable trends continue at some accounts, then steps are initiated to discontinue ceding new business into the Company with respect to such accounts. Additionally, MIC continues to place claims adjusters at some unprofitable accounts. Furthermore, claim approval empowerment levels have been significantly reduced or eliminated.

The Company incurred operating expenses during the year ended December 31, 2000 of $663,358 compared to $671,587 and $555,321 for the years ended December 31, 1999 and 1998, respectively, which amounts do not include expenses paid directly by MIC. MIC has agreed to pay directly certain such costs relating to registering and issuing shares if such costs can not be allocated to the Subsidiary Capital Account for the Common Stock. In 2000 $98,992 of such costs were paid directly by MIC compared to $141,697 and $69,280 for the years ended December 31, 1999 and 1998, respectively.

Investment income in 2000 was $4,808,908 compared to $655,755 and $10,375,464 for the years ended December 31, 1999 and 1998, respectively. The increase in investment income during 2000 compared to 1999 arose primarily as a result of reduced realized losses on sale of investment securities which was attributable to the positive impact of lower interest rates on the value of the Company's fixed income securities. The decrease in investment income during 1999 compared to 1998 arose primarily as a result of realized losses on sales of investment securities as Rothschild, the prior investment manager, attempted to minimize the impact of increasing interest rates.

The sale of investment securities for the year ended December 31, 2000 resulted in realized losses of $313,531 compared to realized losses of $5,255,474 and realized gains of $4,404,651 for the years ended December 31, 1999 and 1998, respectively. Interest earned for the year ended December 31, 2000 was $5,122,439 compared to $5,911,229 and $5,970,813 for the years ended December 31, 1999 and 1998, respectively. Interest earned during 2000 compared to 1999 decreased primarily as a result of the repayment during the first quarter of 2000 of premiums paid to MIC with respect to the Recapture, approximately 20% of the invested assets of the Company combined with the movement of funds into the equity fund. Interest earned during 1999 compared to 1998 was largely unchanged as a result of very little change in the amount of assets under management or their coupon rates.

Unrealized gains on investment securities held at December 31, 2000 were $2,732,423 compared to unrealized losses at December 31, 1999 of $162,459. The increase in unrealized gains as of December 31, 2000 compared to December 31, 1999 resulted primarily from the improved performance of the fixed income markets and the related increase in market value of the fixed income portfolio.

At December 31, 2000 approximately 19% (1999-10%) of the Company's investment portfolio was in a U.S. dollar denominated international equity fund and the remaining 81% (1999 - 90%) was held in cash and U.S. dollar denominated fixed-income securities.

As a result of the investment return experienced by the Company, prior to December 31, 1999, the Company's Board of Directors appointed BlackRock to replace Rothschild as the investment manager of the Company's fixed income portfolio and the Board adopted new investment guidelines for the portfolio. (See "Item 1. BUSINESS - INVESTMENT INCOME.")

Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the Policies. As of December 31, 2000, the Company had furnished such a letter of credit in the amount of $76,050,000.

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

Interest Rate Risk. The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates and attempts to mitigate that exposure through active portfolio management. The Company's investment guidelines do not permit the use of derivatives in managing interest rate risk. As of December 31, 2000 and 1999, the net fair value asset exposure to interest rate risk was approximately $75 million and $93.9 million, respectively. As of December 31, 2000 and 1999, the potential loss in fair value resulting from a hypothetical 10% increase in interest rates would be approximately $1.5 million and $2.1 million, respectively.

Foreign Exchange Risk. Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. At December 31, 2000 and 1999, 100% of investments were denominated in U.S. dollars.

Equity Price Risk. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities. At December 31, 2000 and December 31, 1999, the Company had approximately 19% and 10% respectively of its portfolio invested in an international equity fund. As of December 31, 2000 and 1999, the net fair value asset exposure to equity price risk was approximately $17.1 million and $11.8 million, respectively, and the potential gain in fair value resulting from a hypothetical 10% increase in the underlying equity prices would be approximately $1.7 million and $1.2 million, respectively.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                       Page

1.   Independent Auditors' Report...................   38
                                                       --

2.   Balance Sheets, December 31, 2000 and 1999....    39
                                                       --

3.   Statements of Income and Retained Earnings
     for the years ended December 31, 2000,
     1999 and 1998 ...............................     40
                                                       --

4.   Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998 ............     41
                                                       --

5.   Statement of Changes in Shareholders Equity
     for the years ended December 31, 2000,
     1999 and 1998 ..............................      42 - 43
                                                       -------

6.   Notes to Financial Statements..................   44 - 52
                                                       -------

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Motors Mechanical Reinsurance Company, Limited
One Financial Place
Collymore Rock
St. Michael, Barbados

We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited (the "Company") as at December 31, 2000 and 1999 and the related statements of income\(loss) and retained earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




s/DELOITTE & TOUCHE

CHARTERED ACCOUNTANTS



Bridgetown, Barbados
March 16, 2001

PAGE 37

                           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                           ----------------------------------------------
                                          BALANCE SHEETS
                                          --------------
                                   DECEMBER 31, 2000 AND 1999
                                   --------------------------

                                   (Expressed in U.S. Dollars)

                                                 Notes             2000               1999
                                                 -----        -------------       ------------
ASSETS

 Investments                                      3,7         $  92,121,679         79,184,187
 Cash & cash equivalents                            7             1,736,235         26,602,226
 Accrued investment income                                          903,734          2,253,779
 Deferred acquisition costs                                      23,898,021         24,418,570
 Prepayments                                                        227,250             46,000
                                                              -------------       ------------

   Total Assets                                                 118,886,919        132,504,762
                                                              =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
   Unearned premiums                                             91,915,465         93,941,365
   Reserves for unpaid losses                       4             4,754,710          4,725,239
   Accrued liabilities                                              125,953            276,116
   Due to Motors Insurance Corporation                              968,864         18,338,925
                                                              -------------       ------------

Total Liabilities                                                97,764,992        117,281,645
                                                              -------------       ------------

COMMITMENTS AND CONTINGENCIES                       7

STOCKHOLDERS' EQUITY                                5
   Share Capital
     Common stock - no par value;
       Authorized - 2,000 shares;
         Issued and outstanding -
         2000 shares                                                200,000            200,000

   Participating stock - no par value;
     Authorized - 100,000 shares;
       Issued and  outstanding  -
       25,900  shares at December 31, 2000
       And 26,600 shares at December 31, 1999                     1,942,500          1,995,000
                                                              -------------       ------------
                                                                  2,142,500          2,195,000

   Retained earnings                                8            16,247,004         13,190,576
   Accumulated other comprehensive income/(loss)                  2,732,423           (162,459)
                                                              -------------       ------------

Total Stockholders' Equity                                       21,121,927         15,223,117
                                                              -------------       ------------

Total Liabilities and
  Stockholders' Equity                                         $118,886,919       $132,504,762
                                                              =============       ============


The accompanying notes form an integral part of these financial statements.

PAGE 38

                                MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                ----------------------------------------------
                               STATEMENTS OF INCOME/(LOSS) AND RETAINED EARNINGS
                               -------------------------------------------------
                              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              ----------------------------------------------------

                                             (Expressed in U.S. Dollars)

                                                          Years Ended December 31
                                                      --------------------------------
                                      Notes              2000                 1999                1998
                                      -----          ------------         ------------         -----------
INCOME

  Reinsurance premiums assumed          6              52,352,900         $ 67,104,475         $ 72,634,160
  Recapture of unearned reinsurance
    premiums                            9                       0          (24,934,234)                   0
  Decrease/(Increase) in unearned
    premiums                                            2,025,900           16,301,709          (14,788,486)
                                                     ------------         ------------         ------------

  Premiums earned                                      54,378,800           58,471,950           57,845,674
                                                     ------------         ------------         ------------

  Investment income
    Interest earned                                     5,122,439            5,911,229            5,970,813
    Realized (losses)/gains
      on investments - net                               (313,531)          (5,255,474)           4,404,651
                                                     ------------         ------------         ------------

  Investment income                                     4,808,908              655,755           10,375,464
                                                     ------------         ------------         ------------

TOTAL INCOME                                           59,187,708           59,127,705           68,221,138
                                                     ------------         ------------         ------------

EXPENSES

  Acquisition costs                                    14,143,309           15,206,934           14,919,916
  Losses paid                                          40,673,197           47,452,731           45,579,887
  Increase/(Decrease) in loss
    reserves                                               29,471             (668,579)             (27,342)
  Administrative expenses
    Related Parties                                       245,953              252,299              225,922
    Other                                                 417,405              419,288              329,399
                                                     ------------         ------------         ------------

TOTAL EXPENSES                                         55,509,335           62,662,673           61,027,782
                                                     ------------         ------------         ------------

NET INCOME/(LOSS) FOR THE YEAR                          3,678,373           (3,534,968)           7,193,356
RETAINED EARNINGS,
  beginning of year                                    13,190,576           20,629,009           18,615,768

LESS: DIVIDENDS                                          (673,134)          (4,066,464)          (5,171,956)

ADD/(DEDUCT) REDEMPTION OF
PARTICIPATING STOCK                                        51,189              162,999               (8,159)
                                                     ------------         ------------         ------------

RETAINED EARNINGS, end of year                        $16,247,004         $ 13,190,576         $ 20,629,009
                                                     ============         ============         ============

The accompanying notes form an integral part of these financial statements.

                              MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                            STATEMENTS OF CASH FLOWS





                           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                           -----------------------------------------------------
                                                               (Expressed in U.S. dollars)
                                                                Years Ended December 31
                                                           ---------------------------------
                                                         2000             1999              1998
                                                     ------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reinsurance premiums collected                     $ 64,624,446    $ 54,936,354      $ 67,293,382
  Reinsurance premiums returned                       (24,934,234)              0                 0
  Losses and acquisition expenses paid                (59,203,627)    (52,963,826)      (58,004,044)
  Administrative expenses paid                           (698,452)       (672,060)         (581,648)
  Investment income received                            6,376,462       5,529,962         7,369,361
                                                     ------------    ------------      ------------
Net cash (used in)/provided by operating
activities                                            (13,835,405)      6,830,430        16,077,051
                                                     ------------    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                           (173,786,271)   (396,939,849)     (324,678,378)
  Sales and maturities of investments                 163,430,130     401,478,047       327,393,023
                                                     ------------    ------------      ------------
Net cash (used in)/from investing
  activities                                          (10,356,141)      4,538,198         2,714,645
                                                     ------------    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    Participating Stock                                     7,500          15,000           277,500
  Redemption of Participating Stock                        (8,811)       (219,501)          (38,159)
  Dividends paid                                         (673,134)     (4,066,464)       (5,171,956)
                                                     ------------    ------------      ------------
Net cash used in financing activities                    (674,445)     (4,270,965)       (4,932,615)
                                                     ------------    ------------      ------------

(DECREASE)/INCREASE IN CASH AND CASH
   EQUIVALENTS                                        (24,865,991)      7,097,663        13,859,081

CASH AND CASH EQUIVALENTS,
  beginning of year                                    26,602,226      19,504,563         5,645,48
                                                     ------------    ------------      ------------
CASH AND CASH EQUIVALENTS,
  end of year                                        $  1,736,235    $ 26,602,226      $ 19,504,563
                                                     ============    ============      ============


RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income/(loss)                                 $  3,678,373    $ (3,534,968)     $  7,193,356
   Realized losses/(gains) on investments                 313,531       5,255,474        (4,404,651)
   Change in:
     Accrued investment income                          1,350,045        (465,289)        1,389,956
     Deferred acquisition costs                           520,549       4,242,183        (3,846,835)
     Prepayments                                         (181,250)        (46,000)                0
     Unearned premiums                                 (2,025,900)    (16,301,709)       14,788,486
     Loss reserves                                         29,471        (668,579)          (27,342)
     Accrued liabilities                                 (150,163)        126,060            26,487
     Due to Motors Insurance Corporation              (17,370,061)     18,223,258           957,594
                                                     ------------    ------------      ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                         $(13,835,405)   $  6,830,430     $  16,077,051
                                                     ============    ============      ============

The accompanying notes form an integral part of these financial statements.

PAGE 40

                                           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                           ----------------------------------------------
                                           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            ---------------------------------------------
                                       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                       -----------------------------------------------------
                                                     (Expressed in U.S. Dollars)

                                                                            December 31, 2000
                                            ----------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                Total                                        Other
                                            Shareholders'   Comprehensive   Retained     Comprehensive     Common      Participating
                                               Equity           Income      Earnings        Income         Stock          Stock
                                               ------           ------      --------        ------         -----          -----
Balance at December 31, 1999                $15,223,117     $     -         $13,190,576   $ (162,459)     $ 200,000    $ 1,995,000
Comprehensive Income:
 Net income                                   3,678,373      3,678,373        3,678,373        -               -              -
  Other comprehensive income,
    net of tax:
        Unrealized gain on securities
          net of reclassification             2,894,882      2,894.882             -       2,894,882           -              -
                                                            -----------
        Comprehensive income                         -      $6,573,255             -            -              -              -
                                                            ===========
Dividends declared on participating
 stock                                         (673,134)                       (673,134)        -              -              -
Participating Stock
   Issued                                         7,500                            -            -              -             7,500
   Redeemed                                      (8,811)                         51,189         -              -           (60,000)
                                            -----------                     -----------   ----------      ---------    -----------
Balance at December 31, 2000                $21,121,927                     $16,247,004   $2,732,423      $ 200,000    $ 1,942,500
                                            ===========                     ===========   ==========      =========    ===========
Disclosure of reclassification amount
 Unrealized holding losses arising
   during period                              3,208,413
 Less: reclassification adjustment
   for losses included in net income           (313,531)
                                            -----------
 Net unrealized gain on securities          $ 2,894,882
                                            ===========

                                                                            December 31, 1999
                                            ----------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                Total                                        Other
                                            Shareholders'   Comprehensive   Retained     Comprehensive     Common      Participating
                                               Equity           Income      Earnings        Income         Stock          Stock
                                               ------           ------      --------        ------         -----          -----
Balance at December 31, 1998               $23,525,568      $     -        $20,629,009    $  334,059      $ 200,000    $ 2,362,500
Comprehensive Income:
   Net loss                                 (3,534,968)      (3,534,968)    (3,534,968)         -             -                -
   Other comprehensive income,
     net of tax:
        Unrealized loss on securities
          net of reclassification             (496,518)        (496,518)          -       (  496,518)         -                -
                                                            -----------
        Comprehensive loss                        -         $(4,031,486)          -             -             -                -
                                                            ===========
Dividends declared on participating
   stock                                    (4,066,464)                     (4,066,464)         -             -                -
Participating Stock
   Issued                                       15,000                            -             -             -             15,000
   Redeemed                                   (219,501)                        162,999          -             -           (382,500)
                                            -----------                     -----------   ----------      ---------    -----------
Balance at December 31, 1999               $15,223,117                     $13,190,576    $ (162,459)     $ 200,000    $ 1,995,000
                                            ===========                     ===========   ==========      =========    ===========
Disclosure of reclassification amount
   Unrealized holding losses arising
     during period                          (5,751,992)
   Add:  reclassification adjustment
     for losses included in net income       5,255,474
                                            -----------
   Net unrealized loss on securities          (496,518)
                                            ===========

The accompanying notes form an integral part of these financial statements.

PAGE 41

                                           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                           ----------------------------------------------
                                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            ---------------------------------------------
                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                        -----------------------------------------------------
                                                     (Expressed in U.S. Dollars)

                                                                            December 31, 1998
                                            ----------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                Total                                        Other
                                            Shareholders'   Comprehensive   Retained     Comprehensive     Common      Participating
                                               Equity           Income      Earnings        Income         Stock          Stock
                                               ------           ------      --------        ------         -----          -----
Balance at December 31, 1997                $22,065,969     $     -        $18,615,768   $1,135,201      $ 200,000       $2,115,000
Comprehensive Income:
   Net income                                 7,193,356      7,193,356       7,193,356         -              -                -
   Other comprehensive income,
     net of tax:
        Unrealized loss on securities
          Net of reclassification              (801,142)      (801,142)           -       ( 801,142)          -                -
                                                            ----------
        Comprehensive income                       -        $6,392,214            -            -              -                -
                                                            ==========
Dividends declared on participating
   stock                                     (5,171,956)                    (5,171,956)        -              -                -
Participating Stock
   Issued                                       285,000                           -            -              -             285,000
   Redeemed                                     (45,659)                        (8,159)        -              -             (37,500)
                                            -----------                    -----------   -----------     ---------       ----------
Balance at December 31, 1998                $23,525,568                    $20,629,009    $  334,059     $ 200,000       $2,362,500
                                            ===========                    ===========   ===========     =========       ==========
Disclosure of reclassification amount
   Unrealized holding gains arising
     during period                            3,603,509
   Less:  reclassification adjustment
     for gains included in net income       ( 4,404,651)
                                            -----------
   Net unrealized loss on securities           (801,142)
                                            ===========

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------

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

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------

                           (Expressed in U.S. Dollars)

Note 2.    SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
           -------------------------------

     Investments

     Investments,  all of  which  are  available  for  sale,  are  comprized  of interest- bearing marketable securities, and an investment in an international equity fund, which are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with original maturities of less than 90 days are classified as cash equivalents. Unrealized appreciation (depreciation) is included in accumulated other comprehensive income.

     Realized gains and losses on the sale of investments are included as investment income and are calculated based on amortized costs.

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

     Derivatives

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. In the second quarter of 1999, the FASB issued SFAS No. 138 which amends SFAS No. 133 and delayed implementation of statement No. 133 until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified for hedge accounting. The Company adopted this accounting standard on January 1, 2001 as required. Adoption did not have a material impact on the financial position or result of operations of the Company.

     Taxation

     The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes for a period ending December 31, 2016. Thereafter and until December 31, 2031, the Company will be subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------

                           (Expressed in U.S. Dollars)


Note 2.    SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
           -------------------------------

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

Note 3.    INVESTMENTS

     The cost and fair value of investments in debt securities and equity are as follows:
                                           Gross          Gross          Fair
                                         Unrealized     Unrealized      Value
                               Cost     Appreciation   Depreciation
                          ------------  ------------   ------------  -----------
December 31, 2000

Governments and their
 agencies                 $  9,486,283   $   259,398    $      -     $ 9,745,681

Corporations                60,211,122     1,517,503      (138,769)   61,589,856

Supranationals               3,600,827        91,045            -      3,691,872
                          ------------   -----------    -----------  -----------
Sub Total Debt Securities   73,298,232     1,867,946      (138,769)   75,027,409

Capital International Fund  16,091,024     1,003,246            -     17,094,270
                          ------------   -----------    -----------  -----------

  Total                   $ 89,389,256   $ 2,871,192    $ (138,769)  $92,121,679
                          ============   ===========    ===========  ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

                           (Expressed in U.S. Dollars)

Note 3.    INVESTMENTS (Cont'd)
           -----------

                                               Gross           Gross    Fair
                                          Unrealized      Unrealized    Value
                              Cost      Appreciation    Depreciation
                          ------------  ------------   ------------  -----------
December 31, 1999

Foreign governments and
 their agencies           $18,175,335      $       -    $  (799,400) $17,375,935

Corporations               22,951,967              -       (637,687)  22,314,280

Supranationals             28,205,097              -       (559,927)  27,645,170
                          -----------    -----------    -----------  -----------
Sub Total Debt Securities  69,332,399              -     (1,997,014)  67,335,385

Capital International Fund 10,014,247      1,834,555             -    11,848,802
                          -----------    -----------    -----------  -----------
  Total                   $79,346,646    $ 1,834,555    $(1,997,014) $79,184,187
                          ===========    ===========    ===========  ===========

     The cost and fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Cost            Fair Value
                                                -----------        -----------

     Due after one year through five years      $29,635,354        $30,030,550
     Due after five years through ten years     $12,072,012        $12,518,465
     Due after ten years through thirty years   $31,590,866        $32,478,394
                                                -----------        -----------
                                                $73,298,232        $75,027,409
                                                ===========        ===========

     In 2000, gross gains of $$1,735,049 and gross losses of $2,048,580 were realized.
     In 1999, gross gains of $1,571,947 and gross losses of $6,827,421 were realized.
     In 1998, gross gains of $6,253,358 and gross losses of $1,848,707 were realized.

     The following summarizes net unrealized appreciation (depreciation) on investments:

              Balance, December 31, 1997                $ 1,135,201
              Net depreciation                             (801,142)
                                                        -----------

              Balance, December 31, 1998                $   334,059
              Net depreciation                             (496,518)
                                                        -----------

              Balance, December 31, 1999                $  (162,459)

              Net appreciation                          $ 2,894,882
                                                        -----------

              Balance December 31, 2000                 $ 2,732,423
                                                        ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

                           (Expressed in U.S. Dollars)

Note 3.    INVESTMENTS (Cont'd)
           -----------

     The investment portfolio is comprized of approximately 81% in diverse debt securities which do not result in any concentration of credit risk and 19% in an international equity fund. At December 31, 2000 and 1999, 100% of the Company's investments are denominated in United States dollars.

  Note 4.  RESERVES FOR UNPAID LOSSES
           --------------------------

     The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 2000, 1999 and 1998:

                                     2000            1999            1998
Beginning balance in
reserves for losses               $4,725,239     $ 5,393,818     $ 5,421,160
                                  ----------     -----------     -----------

Add/(deduct)-provision for
losses incurred related to:

   Current claim year             41,579,713      47,211,542      45,843,093
   Prior claim years              (  877,045)       (427,390)       (290,547)
                                  ----------     -----------     -----------

     Total                        40,702,668      46,784,152      45,552,546
                                  ----------     -----------     -----------

Deduct paid losses
attributable to:

   Current claim year             36,837,642      43,514,155      40,767,738
   Prior claim years               3,835,555       3,938,576       4,812,150
                                  ----------     -----------     -----------

     Total                        40,673,197      47,452,731      45,579,888
                                  ----------     -----------     -----------
Ending balance in
reserves for losses               $4,754,710     $ 4,725,239     $ 5,393,818
                                  ==========     ===========     ===========

     As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 2000, 1999 and 1998 decreased by $877,045, $427,390 and $290,547, respectively.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

                                                (Expressed in U.S. Dollars)


Note 5.    STOCKHOLDERS' EQUITY
           --------------------

     All of the Company's Common Stock is held by MIC.

     During 2000, 1 additional series of 100 shares of Participating Stock was issued as compared with 2 for the year ended December 31, 1999. In addition, in 2000 the Board of Directors redeemed 8 series of 100 shares which had been previously placed in run off and of which 7 series had reached a fully earned position during 2000 and 6 were redeemed for nil value. One series was redeemed for nil value due to unprofitable performance. During 1999 the Board of Directors also redeemed 37 series of 100 shares for nil value, and thereafter, MIC recaptured the unearned premium and loss reserves for those series. (See Note 9).

     In the years ended December 31, 2000, 1999 and 1998, costs in the amount of $98,992, $141,696 and $69,280 respectively, were incurred in the sale of Participating Stock. The Common Stockholder reimbursed the Company directly for these expenses.

     The holder of Common Stock is entitled to elect five directors, at least one of whom must be a resident of Barbados. The holder of Common Stock has no right to vote with respect to liquidation of the Company. The holder generally has the sole right to vote on matters not specifically reserved to Participating Stock.

     The holders of Participating Stock as a class are entitled to elect one director. Generally, liquidation of the Company requires approval by at least 75% of the outstanding shares of this class. Any redemption of a series of shares requires a vote of the Board of Directors provided that the director representing holders of the Participating Stock votes in favor of the redemption. Any changes in the Company's Articles of Incorporation or By-Laws require the approval of a majority of the shares of Participating Stock present and voting together with a majority of the shares of Common Stock.

     From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 2000, there were no in funds held in escrow.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

                           (Expressed in U.S. Dollars)


Note 6.    REINSURANCE PREMIUMS
           --------------------

     Under the provisions of the retrocession agreement, the Company will assume future additional premiums in 2000 of $30,638,488 ($31,313,788 at December 31, 1999) relating to premiums written by Motors Insurance Corporation but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.    LETTER OF CREDIT
           ----------------

     The Company has provided an irrevocable letter of credit to MIC, in the amount of $76,050,500 to collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and investments are assigned to collateralize the letter of credit.

Note 8.    RETAINED EARNINGS
           -----------------

     Items of income or loss and premiums and expenses attributable to insurance underwriting activities are determined as of the end of each calendar quarter and are allocated to the Participating Stockholders' capital accounts.

     An amount equal to 1 percent of assumed premiums is allocated to the capital account of the Common Stockholder. Such allocations accumulate as restricted retained earnings and may be used to advance capital to any Participating Stockholders who incur a deficit in their capital accounts; any such advances are repayable out of future profitable operations of the respective Participating Stockholder. Amounts allocated to the Common Stockholder, net of advances to Participating Stockholders, are presented in the table below as "net transfers."

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

     Barbados law requires that the Company maintain a minimum margin of solvency based generally on the amount of premiums earned in the preceding year. At January 1, 2001, the Company's required minimum stockholders' equity computed in accordance with Barbados law was approximately $5,937,880.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

                           (Expressed in U.S. Dollars)


Note 8.    RETAINED EARNINGS (Cont'd)
           -----------------

     Retained earnings applicable to the Common and Participating Stockholders are comprized of the following:

                                     Common      Participating       Total
                                   ----------    -------------    -----------
Balance (Deficit),
    December 31, 1997              $   (8,158)    $18,623,926     $18,615,768

Net income for the year                20,970       7,172,386       7,193,356
Dividends paid                              0      (5,171,956)     (5,171,956)
Redemption of participating
 stock                                      0          (8,159)         (8,159)
                                   ----------     -----------     -----------

Balance,
    December 31, 1998              $   12,812     $20,616,197     $20,629,009

Net income\(loss) for the year          1,422      (3,536,390)     (3,534,968)
Dividends paid                              0      (4,066,464)     (4,066,464)
Redemption of participating
 stock                                      0         162,999         162,999
                                   ----------     -----------     -----------

Balance,
    December 31, 1999              $   14,234     $13,176,342     $13,190,576

Net Income for the year                11,717       3,666,656       3,678,373
Dividends paid                              0        (673,134)       (673,134)
Redemption of participating                 0          51,189          51,189
 stock
                                   ----------     -----------     -----------

Balance December 31, 2000          $   25,951     $16,221,053     $16,247,004
                                   ==========     ===========     ===========


Note 9.    RECAPTURE OF UNEARNED REINSURANCE PREMIUMS
           ------------------------------------------

     During 1999, The Company entered into a recapture agreement with MIC for 37 series of Participating Shares. Under the agreement MIC recaptured premium of $24,934,234, which represents unearned premiums and an amount equal to $1,209,316 for losses incurred, but unpaid in respect to the recapture business as of June 30, 1999. Additionally, MIC has agreed to pay the Company a recapture commission of $6,482,901 which represents the deferred portion of the ceding commission previously paid by the Company.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

                           (Expressed in U.S. Dollars)


Note 10.   SUBSEQUENT EVENT

     At March 21, 2001 the Board of Directors declared and paid dividends in the amount of $3,083,096 to the participating stockholders on record as at December 31, 2000.

                                    PART III


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on May 10, 2000 and one director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:

                                       POSITION WITH THE COMPANY
                                       (AND OTHER EMPLOYMENT DURING
    NAME                  AGE           PAST FIVE YEARS)

William B. Noll..........  58  Chairman, Chief Executive Officer, President
                               and Director (President, Motors Insurance
                               Corporation ("MIC"), 1999; Executive Vice-
                               President & Chief Financial Officer, MIC,
                               1993-1999).

                               Mr. Noll became President and Director in
                               1995.

Thomas D. Callahan .....   48  Executive Vice-President and Director
                               (Senior Vice President, MIC, 1998;
                               Vice-President, MIC, 1994-1998).

                               Mr. Callahan became Executive Vice-President and Director in April of 1999.

John J. Dunn, Jr.........  42  Vice-President and Director (Vice-President
                               and Treasurer, MIC, 1998; Assistant Treasurer, MIC, 1995-1998; manager, Coopers & Lybrand, L.L.P.).

                               Mr. Dunn became Vice-President and
                               Director in 1996.

Robert E. Capstack .....   60  Vice-President and Director (Section Manager,
                               MIC, 1994; Vice-President, GMAC Securities
                               Corporation, 1999).

                               Mr. Capstack became Vice-President and
                               Director in April of 1999.

Peter R. P. Evelyn .....   59  Director (Attorney, Evelyn, Gittens & Farmer,
                               a Barbados law firm).

                               Mr. Evelyn became a Director in 1986.

Haywood Hyman Jr. ......   48  Director (Haywood-Clarke Automotive Group)

                               Mr. Hyman became a Director in May of 2000.

Ronald W. Jones ........   48  Vice-President, Finance (Deputy Chairman, Aon
                               Insurance Managers (Barbados) Ltd.).

                               Mr. Jones has served as Vice-President,
                               Finance since 1987.

Michael B. Boyce........   61  Secretary (Principal, Colybrand Company
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC owns all of the issued and outstanding shares of the Common Stock of the Company, which consists of 2,000 shares. Haywood Hyman, Jr., a director, owns 100 shares of Participating Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION



                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Index to Document List

         (1)   Financial Statements

                The following are included in Item 8:

                  (i)   Independent Auditors' Report.

                 (ii)   Balance Sheets, December 31,
                        2000 and 1999.

                (iii)   Statements of Income and Retained
                        Earnings for the years ended
                        December 31, 2000, 1999 and 1998.

                 (iv)   Statements of Cash Flows for the
                        years ended December 31, 2000,
                        1999, and 1998.

                  (v)   Statement of Changes in Shareholders'
                        Equity for the years ended
                        December 31, 2000, 1999 and 1998.

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

         10(f) Investment  Management Agreement between Registrant and BlackRock
               International, Ltd. filed by reference to Exhibit 10(f) to Annual Report on Form 10-K, File No. 33-6534, for the year ended December 31, 2000.

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


    (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 2000 have been filed.

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

                                       Date:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

   Signature                  Title                           Date

s/William B. Noll             Chairman, Chief Executive       April 2, 2001
- -------------------------
  William B. Noll             Officer, President and
                              Director

s/Thomas D. Callahan          Executive Vice-President and    April 2, 2001
- -------------------------
  Thomas D. Callahan          Director

s/John J. Dunn, Jr.           Vice-President and              April 2, 2001
- -------------------------
  John J. Dunn, Jr.           Director

s/Robert E. Capstack          Vice-President and              April 2, 2001
- -------------------------
  Robert E. Capstack          Director

                              Director
- -------------------------
  Haywood Hyman Jr.

s/Peter R. P. Evelyn          Director                        March 30, 2001
- -------------------------
  Peter R. P. Evelyn

s/Ronald W. Jones             Vice-President                  March 30, 2001
- -------------------------     Finance, Principal
  Ronald W. Jones             Financial and
                              Accounting Officer


     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     Proxy solicitation materials will be sent to shareholders in connection with an annual meeting to be held May 9th, 2001.