Form 10-K/A
period 2000-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2001-04-18
CIK 790381

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") is being filed exclusively for the purpose of filing as an exhibit to the Form 10-K, proxy materials sent to the Registrant's shareholders with respect to an annual meeting of shareholders to be held on May 9, 2001, which materials were provided to the Registrant's shareholders subsequent to the filing of the Form 10-K. These materials are filed as Exhibit 20(a) to this Amendment.

                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Document List

          (1)  Financial Statements

               The following are included in Item 8:

                    (i)  Independent Auditors' Report.

                    (ii) Balance Sheets, December 31, 2000 and 1999.

                    (iii)Statements  of Income  and  Retained  Earnings  for the
                         years ended December 31, 2000, 1999 and 1998.

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

          10(f)Investment  Management Agreement between Registrant and BlackRock
               International, Ltd. filed by reference to Exhibit 10(f) to Annual Report on Form 10-K, File No. 33-6534 for the year ended December 31, 2000.

          20(a)Proxy solicitation materials sent to shareholders in connection with annual meeting held on May 9, 2001.

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

                                  MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                                                 (Registrant)


                                             By s/Ronald W. Jones
                                                -----------------
                                                Ronald W. Jones
                                                Vice-President, Finance

                                             Date:  April 18, 2001