Form 10-Q
period 2001-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2001-05-15
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended March 31, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from --------- to ----------

Commission File Number 33-6534


                 Motors Mechanical Reinsurance Company, Limited
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Barbados                              N/A
 -----------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

        Bishops Court Hill, St. Michael, Barbados       N/A
-----------------------------------------------------------------------------
        (Address of principle executive offices)     (Zip Code)

                                 (246) 436-4895
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  /X/      No  /  /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of March 31, 2001
            -----                       --------------------

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            25,700

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1. FINANCIAL INFORMATION

     Item 1. Financial Statements

          1.   Balance Sheets, March 31, 2001 and December 31, 2000.

          2. Statements of Operations and Retained Earnings for the three-month periods ended March 31, 2001 and 2000.

          3. Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)



                                                              March 31, 2001         December 31,
                                                                (unaudited               2001
                                                         ---------------------   --------------------

ASSETS

       Investments                                             $ 88,986,421         $ 92,121,679
       Cash and cash equivalents                                  1,525,559            1,736,235
       Accrued investment income                                    828,365              903,734
       Deferred acquisition costs                                23,683,210           23,898,021
       Prepaid expenses                                             231,427              227,250
                                                               ------------         ------------

       Total Assets                                            $115,254,982         $118,886,919
                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES

       Unearned premiums                                       $ 91,089,267         $ 91,915,465
       Loss reserves                                              4,726,077            4,754,710
       Accrued liabilities                                          149,166              125,953
       Due to Motors Insurance Corporation                          783,540              968,864
                                                               ------------         ------------

         Total liabilities                                       96,748,050           97,764,992
                                                               ------------         ------------

         STOCKHOLDERS' EQUITY

            Share Capital
                Common Stock-no par value;
                   Authorized - 2,000 shares;
                   issued and outstanding -
                   2,000                                            200,000              200,000

             Participating  Stock-no  par value;
                   Authorized  - 100,000  shares;
                   Issued and  outstanding  -
                   25,700 shares as of March 31, 2001
                   and 25,900 shares as of

                   December 31, 2000                              1,927,500            1,942,500
                                                               ------------         ------------
                                                                  2,127,500            2,142,500

            Retained Earnings                                    14,293,154           16,247,004

            Accumulated other comprehensive income                2,086,278            2,732,423
                                                               ------------         ------------

            Total Stockholders' Equity                           18,506,932           21,121,927
                                                               ------------         ------------
            Total Liabilities and
                Stockholders' Equity                           $115,254,982         $118,886,919
                                                               ============         ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
              MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)




                                                                     Three Month Period
                                                                       Ended March 31,
                                                                  2001                 2002
                                                          ---------------------    --------------------

INCOME

   Reinsurance premiums assumed                                 $12,703,111          $14,051,229
   (Increase)\decrease in unearned premiums                        (826,198)             577,401
                                                               ------------         ------------

   Premiums earned                                               13,529,309           13,473,828
                                                               ------------         ------------

   Investment income

     Interest earned                                              1,146,202            1,319,822
     Realized gains\(losses)
     on investments                                                 444,682             (989,908)
                                                               ------------         ------------

   Investment income                                              1,590,884              329,914
                                                               ------------         ------------

TOTAL INCOME                                                     15,120,193           13,803,742
                                                               ------------         ------------

EXPENSES

   Acquisition costs                                              3,538,394            3,506,888
   Losses paid                                                   10,171,113           10,781,962
   Decrease in loss reserves                                        (28,633)              (9,316)
   Administrative expenses

     - Related Parties                                               56,674               54,187
     - Other                                                        123,255              116,129
                                                               ------------         ------------

TOTAL EXPENSES                                                   13,860,803           14,449,850
                                                               ------------         ------------

NET INCOME(LOSS)                                                  1,259,390             (646,108)

RETAINED EARNINGS, beginning of period                           16,247,004           13,190,576

LESS:  DIVIDENDS                                                 (3,083,096)                   0

REDEMPTION OF PARTICIPATING STOCK                                  (130,144)              (1,312)
                                                               ------------         ------------

RETAINED EARNINGS, end of period                                $14,293,154          $12,543,156
                                                               ============         ============


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000
                                    UNAUDITED
                           (Expressed in U.S. Dollars)




                                                                     Three Month Periods
                                                                       Ended March 31,
                                                                  2001                  2002
                                                         ---------------------  --------------------


Cash flows from operating activities:

   Reinsurance premiums collected                              $ 11,102,794         $ 23,374,340
   Reinsurance premiums returned                                          0          (24,934,234)
   Losses and acquisition expenses paid                         (12,090,711)         (23,685,786)
   Acquisition expenses reversed and
     returned premium                                                     0            6,842,901
   Administrative expenses paid                                    (136,885)            (187,206)
   Investment income received                                     1,208,571            2,170,308
                                                               ------------         ------------

Net cash provided by\(used in)
     operating activities                                            83,769          (16,419,677)
                                                               ------------         ------------

Cash flows from investing activities:

   Purchases of investments                                     (19,573,823)        (421,155,283)
   Sales and maturities of investments                           22,507,618          424,525,689
                                                               ------------         ------------
Net cash provided                                                 2,933,795            3,370,406
                                                               ------------         ------------

Cash flows from financing activities:
   Proceeds from issuance of
         Participating Stock                                              0                    0
   Redemption of Participating Stock                               (145,144)              (8,812)
   Dividends paid                                                (3,083,096)                   0
                                                               ------------         ------------
Net cash used in financing activities                            (3,228,240)              (8,812)
                                                               ------------         ------------

Decrease in cash and cash equivalents                              (210,676)         (13,058,083)
Cash and cash equivalents,
     beginning of period                                          1,736,235           26,602,226
                                                               ------------         ------------
Cash and cash equivalents, end of period                        $ 1,525,559          $13,544,143
                                                               ============         ============

Reconciliation  of  net   income\(loss)
   to  net  cash  provided  by  operating
   activities:

   Net income\(loss)                                              1,259,390             (646,108)
   Realized (gains)\losses on investments                          (444,682)             989,908
   Change in:
     Accrued investment income                                       75,369              944,508
     Deferred acquisition costs                                     214,811             (156,309)
     Prepaid expenses                                                (4,177)                (236)
     Unearned premiums                                             (826,198)             577,401
     Loss reserves                                                  (28,633)              (9,316)
     Accrued liabilities                                             23,213             (141,562)
     Due to Motors Insurance Corporation                           (185,324)         (17,977,963)
                                                               ------------         ------------

Net cash provided by\(used in) operating activities                $ 83,769         $(16,419,677)
                                                               ============         ============



Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations


Liquidity. It is anticipated that the Company will generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings plus proceeds from the sale of Shares will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No capital expenditures are expected in the foreseeable future.

On March 21, 2001 the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $3,083,096.

Capital Resources. During the quarter ended March 31, 2001, no new series of Shares were added and 2 series were redeemed bringing the total number of series issued and outstanding to 257 as of the end of the quarter. As of March 31, 2001, the share capital of the Company was $2,127,500 (compared with $2,142,500 as of December 31, 2000) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,927,500 (compared with $1,942,500 as of December 31, 2000). In addition, the Company had surplus from retained earnings in the amount of $14,293,154 as of March 31, 2001 compared with $16,247,004 as of December 31, 2000. The net decrease in retained earnings is attributable to the dividend payment on March 21, 2001.

Results of Operations. During the quarter ended March 31, 2001, the Company had a net income of $1,259,390, compared with a net loss of $646,108 for the quarter ended March 31, 2000. As discussed below, the increase in net income for the quarter ended March 31, 2001 compared to the comparable period of 2000 is the result of significantly improved underwriting performance and investment returns.

Premiums earned increased to $13,529,309 during the quarter ended March 31, 2001 compared to $13,473,828 for the same period in 2000. Expenses incurred during the quarter ended March 31, 2001 were $13,860,803 compared to $14,449,850 for the comparable quarter of 2000. The decrease in expenses incurred was attributable to a decrease in losses incurred. The net underwriting loss for the quarter ended March 31, 2001 was $331,494 compared to $976,022 for the comparable period in 2000. The ratio of losses incurred to premiums earned for the quarter under review was 75% compared to 80% for the comparable period in 2000.

Investment income for the quarter ended March 31, 2001 was $1,590,884 compared to $329,914 for the comparable period of 2000. During the quarter under review, the Company realized gains on the sale of its fixed-income securities of $444,682 compared to losses of $989,908, during the comparable period of 2000. As of March 31, 2001, the Company had net unrealized appreciation of $2,086,278 on its investments compared to $2,732,423 as of December 31, 2000. The change in the amount of the unrealized position on the portfolio as of March 31, 2001 compared to December 31, 2000 is attributable to the sale of fixed income securities plus an unrealized decrease on the Company's investment in an international equity fund due to continued uncertainty in the equity markets.

For the quarter ended March 31, 2001 the Company had interest income of $1,146,202 compared to $1,319,822 for the comparable period of 2000. This decrease is in large part attributable to the transfer of $6 million of the Company's investment portfolio from fixed-income securities to equity securities prior to the quarter ended March 31, 2001 and subsequent to the comparable period in 2000.

Forward Looking Statements. The foregoing Management Discussion and Analysis contains various forward looking statement within the meaning of applicable federal securities laws and are based upon Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially form those anticipated.
                                       7

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


Dated: May 14, 2001