Form 10-Q
period 2001-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2001-08-14
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934

For quarterly period ended         June 30, 2001
                           -----------------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

For the transition period from           to
                               ---------    ---------

Commission File Number      33-6534
                       -----------------

                 Motors Mechanical Reinsurance Company, Limited
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Barbados                                                 N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

        Bishops Court Hill, St. Michael, Barbados                   N/A
-------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

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

                 Yes  X    No
                    -----    -----


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of June 30, 2001

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            25,600

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          1.   Balance Sheets, June 30, 2001 and December 31, 2000.

          2. Statements of Operations and Retained Earnings for the three month periods ended June 30, 2001 and 2000 and the six month periods ended June 30, 2001 and 2000.

          3. Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three and six month periods ended June 30, 2001 may not be indicative of results for the full year.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                                               June 30,           December 31,
                                                                2001                 2000
                                                             (unaudited)            (audited)
                                                             ------------         -------------





ASSETS
       Investments                                            $ 89,036,201          $ 92,121,679
       Cash and cash equivalents                                 1,409,532             1,736,235
       Accrued investment income                                   857,528               903,734
       Deferred acquisition costs                               23,461,667            23,898,021
       Advances to Shareholders                                    527,500               190,000
       Prepaid expenses                                             40,355                37,250
                                                              ------------          ------------

       Total Assets                                           $115,332,783          $118,886,919
                                                              ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES
       Unearned premiums                                      $ 90,237,179          $ 91,915,465
       Loss reserves                                             4,659,826             4,754,710
       Accrued liabilities                                         328,703               125,953
       Due to Motors Insurance Corporation                         754,087               968,864
                                                              ------------          ------------

         Total liabilities                                      95,979,795            97,764,992
                                                              ------------          ------------

         STOCKHOLDERS' EQUITY

            Share Capital
                Common Stock-no par value;
                   Authorized - 2,000 shares;
                   issued and outstanding -
                   2,000 shares                                    200,000               200,000

             Participating Stock-no par value;
                   Authorized - 100,000 shares;
                   Issued and outstanding -
                   25,600 shares as of June 30,
                   2001 and 25,900 shares as of
                   December 31, 2000                             1,920,000             1,942,500
                                                              ------------          ------------
                                                                 2,120,000             2,142,500

            Retained Earnings                                   15,372,731            16,247,004

            Accumulated other comprehensive
                income                                           1,860,257             2,732,423
                                                              ------------          ------------

            Total Stockholders' Equity                          19,352,988            21,121,927
                                                              ------------          ------------


            Total Liabilities and
                Stockholders' Equity                          $115,332,783          $118,886,919
                                                              ============          ============




Certain amounts from 2000 have been reclassified to conform with 2001 classification

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
               MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 AND THE
                 SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                           (Expressed in U.S. Dollars)



                                       Three Month Periods                                     Six Month Periods
                                         Ended June 30,                                          Ended June 30,
                                  2001                     2000                         2001                         2000
                            ---------------           ---------------             ---------------               ---------------
                              (unaudited)               (unaudited)                  (unaudited)                  (unaudited)


INCOME
Reinsurance premiums
  assumed                     $12,462,469               $14,080,473                  $25,165,580                  $28,131,702
(Increase)\decrease in
  unearned premiums               852,088                  (565,573)                   1,678,286                   (1,142,974)
                             ------------               -----------                  -----------                  -----------

Premiums earned                13,314,557                13,514,900                   26,843,866                   26,988,728
                             ------------               -----------                  -----------                  -----------

Investment income               1,193,964                 1,298,537                    2,340,166                    2,618,359
  Interest earned
  Realized gains\(losses)
    on investments                292,356                  (177,110)                     737,038                   (1,167,018)
                             ------------               -----------                  -----------                  -----------

Investment income               1,486,320                 1,121,427                    3,077,204                    1,451,341
                             ------------               -----------                  -----------                  -----------

TOTAL INCOME                   14,800,877                14,636,327                   29,921,070                   28,440,069
                             ------------               -----------                  -----------                  -----------

EXPENSES
Acquisition costs               3,441,283                 3,514,579                    6,979,677                    7,021,467
Losses paid                    10,061,053                 9,981,591                   20,232,166                   20,763,553
Increase\(decrease) in
  loss reserves                   (66,251)                   12,983                      (94,884)                       3,667
Administrative
  expenses
  - Related Parties                61,400                    83,805                      118,074                      137,992
  - Other                         180,981                   128,486                      304,236                      244,615
                             ------------               -----------                  -----------                  -----------

TOTAL EXPENSES                 13,678,466                13,721,444                   27,539,269                   28,171,294
                             ------------               -----------                  -----------                  -----------

NET INCOME\(LOSS)               1,122,411                   914,883                    2,381,801                      268,775

RETAINED EARNINGS,
  beginning of period          14,293,154                12,543,156                   16,247,004                   13,190,576

LESS:  DIVIDENDS                        0                  (673,134)                  (3,083,096)                    (673,134)

LESS: REDEMPTION OF
PARTICIPATING STOCK               (42,834)                 (125,000)                    (172,978)                    (126,312)
                             ------------               -----------                  -----------                  -----------

RETAINED EARNINGS,
  end of period               $15,372,731               $12,659,905                  $15,372,731                  $12,659,905
                             ============               ===========                  ===========                  ===========



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                         JUNE 30, 2001 AND JUNE 30, 2000
                           (Expressed in U.S. Dollars)

                                                            Six Month Periods
                                                             Ended June 30,
                                                       2001                  2001
                                                    (unaudited)          (unaudited)
                                                    ------------        -------------


Cash flows from operating activities:
   Reinsurance premiums collected                   $ 23,805,905        $  23,374,340
   Reinsurance premiums returned                               0          (24,934,234)
   Losses and acquisition expenses paid              (25,874,196)         (23,325,786)
   Acquisition expenses reclaimed                              0            6,482,901
   Administrative expenses paid                         (322,721)            (233,582)
   Investment income received                          2,392,533            3,763,155
                                                    ------------        -------------

Net cash provided by\(used in)
     operating activities                                  1,521          (14,873,206)
                                                    ------------        -------------

Cash flows from investing activities:
   Purchases of investments                          (36,998,461)        (109,326,134)
   Sales and maturities of investments                39,948,811          104,718,626
                                                    ------------        -------------
Net cash provided by\(used in)
   investing activities                                2,950,350           (4,607,508)
                                                    ------------        -------------

Cash flows from financing activities:
   Proceeds from issuance of
         Participating Stock                               7,500                   0
   Redemption of Participating Stock                    (202,978)           (148,812)
   Dividends paid                                     (3,083,096)           (673,134)
                                                    ------------        -------------
Net cash used in financing activities                 (3,278,574)           (821,946)
                                                    ------------        -------------

Decrease in cash and cash equivalents                   (326,703)         (20,302,660)
Cash and cash equivalents,
     beginning of period                               1,736,235           26,602,226
                                                    ------------        -------------
Cash and cash equivalents, end of period             $ 1,409,532         $  6,299,566
                                                    ============        =============

Reconciliation of net income to net cash
provided by\(used in) operating activities:
   Net income                                          2,381,801              268,775
   Realized (gains)\losses on investments               (737,038)           1,167,018
   Change in:
     Accrued investment income                            46,206            1,226,954
     Deferred acquisition costs                          436,354            (303,359)
     Accounts receivable                                (337,500)                   0
     Prepaid expenses                                     (3,105)               1,461
     Unearned premiums                                (1,678,286)           1,142,974
     Loss reserves                                       (94,884)               3,667
     Accrued liabilities                                 202,750               69,133
     Due to Motors Insurance Corporation                (214,777)         (18,449,829)
                                                    ------------        -------------
Net cash provided by\(used in)
   operating activities                                $   1,521         $(14,873,206)
                                                    ============        =============





Certain  amounts  from  2000  have  been   reclassified  to  conform  with  2001
classification

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Liquidity. It is anticipated that Motors Mechanical Reinsurance Company, Limited (the "Company") will generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings plus proceeds from the sale of Shares will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No capital expenditures are expected in the foreseeable future.

On March 21, 2001 the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $3,083,096.

Capital Resources. During the quarter ended June 30, 2001, one new series of Shares was added and 2 series were redeemed bringing the total number of series issued and outstanding to 256 as of the end of the quarter. As of June 30, 2001, the share capital of the Company was $2,120,000 (compared with $2,142,500 as of December 31, 2000) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,920,000 (compared with paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,942,500 as of December 31, 2000). In addition, the Company had surplus from retained earnings in the amount of $15,372,731 as of June 30, 2001 compared with $16,247,004 as of December 31, 2000. The net decrease in retained earnings is primarily attributable to the dividend payment of $3,083,096 during the first quarter of 2001 partially offset by net income for the six months ended June 30, 2001.

Results of Operations. During the quarter ended June 30, 2001, the Company had net income of $1,122,411, compared with net income of $914,883 for the comparable period in 2000. For the six month period ended June 30, 2001, the Company had net income of $2,381,801 compared with net income of $268,775 for the comparable period in 2000. As discussed below, the increase in net income for the quarter ended June 30, 2001 compared to the comparable period of 2000 is primarily as a result of an increase in realized returns on the Company's investment portfolio. The increase in net income for the six month period ended June 30, 2001 compared to the comparable period of 2000 is the result of improved underwriting performance and a significant increase in realized returns on the Company's investment portfolio.

Premiums earned decreased slightly to $13,314,557 during the quarter ended June 30, 2001 compared to $13,514,900 for the comparable period in 2000. Expenses incurred during the quarter ended June 30, 2001 were $13,678,466 compared to $13,721,444 for the comparable period in 2000. The Company experienced a net underwriting loss for the quarter ended June 30, 2001 of $363,909 compared to an underwriting loss of $206,544 for the comparable period in 2000. The ratio of losses incurred to premiums earned for the quarter under review was 75% compared to 74% for the comparable period in 2000. Other than as noted above, there were no significant items to report for the quarter ended June 30, 2001.

For the six month period ended June 30, 2001, the Company had earned premiums of $26,843,866 compared to $26,988,728 for the comparable period of 2000. Expenses incurred during the six month period ended June 30, 2001 were $27,539,269 compared to $28,171,294 for the comparable period in 2000. The net underwriting loss for the Company was $695,403 for the six month period ended June 30, 2001 compared to an underwriting loss of $1,182,566 for the comparable period in 2000. The loss ratio for the six month period ended June 30, 2001 was 75% compared to 77% for the comparable period in 2000. Other than as noted above there were no unusual or significant items to report for the six months ended June 30, 2001.

The decreases in earned premium and expenses for the quarter and six month periods ended June 30, 2001 compared to the comparable periods of 2000, were in large part attributable to the fact that the number of active series of participating stock has been declining over that period and an increasing number of policies are reaching a fully earned position.

The fluctuations in loss ratios for the quarter and six month periods ended June 30, 2001 compared to the comparable periods of 2000 reflect normal changes in loss experience, which are expected for the type of business underwritten. The Company's loss ratios for the first six months of 2001 have continued to reflect an improvement in performance by comparison to 2000.

Investment income for the quarter ended June 30, 2001 was $1,486,320 compared to $1,121,427 for the comparable period of 2000. Investment income for the six month period ended June 30, 2001 was $3,077,204 compared to $1,451,341 for the comparable period of 2000. During the quarter ended June 30, 2001, the Company realized gains on the sale of investment securities of $292,356 compared to realized losses of $177,110 during the comparable period of 2000. During the six month period ended June 30, 2001, the Company realized gains on the sale of investment securities of $737,038 compared to realized losses of $1,167,018 during the comparable period of 2000. Also, during the six month period ended June 30, 2001 the cash flows from purchases and sales of investments decreased significantly from the comparable period of 2000 due to increased activity by the investment manager in investing in shorter term cash and cash equivalents. The Company realized gains on the sale of investment securities during the quarter and the six month period ended June 30, 2001 as a result of sales of fixed income securities, the value of which had increased as a result of decreases in interest rates. The Company realized losses on the sale of investment securities during the quarter and six month period ended June 30, 2000 as a result of sales of fixed income securities, the value of which had decreased as a result of increasing interest rates. In addition, the realized loss was in part due to management's decision to allow the newly appointed investment manager to sell off certain securities which had an unrealized loss position in order to reposition the fixed income portfolio to facilitate investment in accordance with new investment guidelines adopted by the Company's Board of Directors.

The unrealized appreciation on investments was $1,860,257 at June 30, 2001 compared to $2,732,423 at December 31, 2000. This decrease is mainly due to decreases in the market value of the Company's investment in an international equity fund and the reduction in the Company's unrealized gain position in its fixed income portfolio resulting from the sale of securities.

For the quarter ended June 30, 2001 the Company had interest income of $1,193,964 compared to $1,298,537 for the comparable period of 2000. For the six month period ended June 30, 2001, the Company had interest income of $2,340,166 compared to $2,618,359 for the comparable period of 2000. These decreases were largely attributable to falling interest rates during the first six months of 2001.

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



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

At the annual meeting of shareholders of the Company held on May 9, 2001 (the "Annual Meeting") the holder of the Common Stock re-elected five directors, William B. Noll, Thomas D. Callahan, John J. Dunn Jr., Robert E. Capstack and Peter R.P. Evelyn. The holders of Participating Shares unanimously elected the sixth director, J. Theodore Linhart. The holder of the Common Stock also elected John A. Gressa and Kurt S. Halsey as alternate directors for Messrs. Callahan and Capstack, respectively.

At the Annual Meeting, the shareholders of the Company unanimously approved amendments to the Company's Restated Articles of Incorporation to:


(i)  substitute the term "MIC Mechanical Account" for "MIC Agency Account."
(ii) clarify the basis for computation of the risk fund;
(iii) clarify the treatment of advances to shareholders for the purposes of allocating expenses, liabilities and investment income and for calculating dividend payments and payments upon liquidation of the Company, redemption or repurchases of Shares;
(iv) clarify the treatment of repayments of deficits incurred after January 1, 1995; and,
(v) clarify the treatment of a Subsidiary Capital Account subsequent to the redemption or repurchase of all of its shares.

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

           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)


                                    By:     s/Ronald W. Jones
                                            -----------------------------
                                            Ronald W. Jones
                                            Vice President, Finance
                                            Signing on behalf of
                                            the Registrant, and
                                            Principal Financial Officer

Dated:  August 9, 2001