Form 10-Q
period 2001-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2001-11-13
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934


For quarterly period ended         September 30, 2001
                           ----------------------------------

     Transition report pursuant to Section 13 or 15(d)
---- of the Securities Exchange Act of 1934

For the transition period from           to
                               ---------    ---------

Commission File Number      33-6534
                       -----------------

           Motors Mechanical Reinsurance Company, Limited
-----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Barbados                              N/A
-----------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

        Bishops Court Hill, St. Michael, Barbados       N/A
-----------------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)

                           (246) 436-4895
-----------------------------------------------------------------
        (Registrant's telephone number, including area code)


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

            Class                       As of September 30, 2001

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            25,100

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

     Item 1. Financial Statements

     1.   Balance Sheets, September 30, 2001 and December 31, 2000.

     2. Statements of Operations and Retained Earnings for the three month periods ended September 30, 2001 and 2000 and the nine month periods ended September 30, 2001 and 2000.

     3. Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three and nine month periods ended September 30, 2001 may not be indicative of results for the full year.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                    September 30,              December 31,
                                                        2001                      2000
                                                     (unaudited)                (audited)
                                                    ------------              -------------



ASSETS
     Investments                                    $ 89,272,435               $ 92,121,679
     Cash and cash equivalents                           142,331                  1,736,235
     Accrued investment income                           702,021                    903,734
     Deferred acquisition costs                       23,114,853                 23,898,021
     Advances to Shareholders                            527,500                    190,000
     Prepaid expenses                                     38,125                     37,250
                                                    ------------               ------------

       Total Assets                                 $113,797,265               $118,886,919
                                                    ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES
         Unearned premiums                          $ 88,903,280               $ 91,915,465
         Loss reserves                                 4,682,153                  4,754,710
         Accrued liabilities                             136,112                    125,953
         Due to Motors Insurance Corporation           1,262,656                    968,864
                                                    ------------               ------------

           Total liabilities                          94,984,201                 97,764,992
                                                    ------------               ------------

       STOCKHOLDERS' EQUITY

         Share Capital
           Common Stock-no par value;
              Authorized - 2,000 shares;
              Issued and outstanding -
              2,000 shares                               200,000                    200,000

           Participating Stock-no par value;
            Authorized - 100,000 shares;
            Issued and outstanding -
            25,100 shares as of September 30,
            2001 and 25,900 shares as of
            December 31, 2000                          1,882,500                  1,942,500
                                                    ------------               ------------
                                                       2,082,500                  2,142,500

         Retained Earnings                            16,108,321                 16,247,004

         Accumulated other comprehensive
           income                                        622,243                  2,732,423
                                                    ------------               ------------

           Total Stockholders' Equity                 18,813,064                 21,121,927
                                                    ------------               ------------

       Total Liabilities and
                Stockholders' Equity                $113,797,265               $118,886,919
                                                    ============               ============


Certain amounts from 2000 have been reclassified to conform with 2001 classification



                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
         MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                           (Expressed in U.S. Dollars)

                                       Three Month Periods                           Nine Month Periods
                                       Ended September 30,                          Ended September 30,
                                    2001                 2000                    2001                   2000
                                (unaudited)          (unaudited)             (unaudited)             (unaudited)



INCOME
Reinsurance premiums
   assumed                       $12,044,421           $13,118,404            $37,210,001             $41,250,106
(Increase)\decrease in
 unearned premiums                 1,333,898               640,685              3,012,184                (502,289)
                                 -----------           -----------            -----------             -----------

Premiums earned                   13,378,319            13,759,089             40,222,185              40,747,817
                                 -----------           -----------            -----------             -----------

Investment income
   Interest earned                   986,456               961,803              3,326,622               3,580,162
   Realized gains\(losses)
   on investments                    460,275               275,544              1,197,313                (891,474)
                                 -----------           -----------            -----------             -----------

Investment income                  1,446,731             1,237,347              4,523,935               2,688,688
                                 -----------           -----------            -----------             -----------

TOTAL INCOME                      14,825,050            14,996,436             44,746,120              43,436,505
                                 -----------           -----------            -----------             -----------

EXPENSES
Acquisition costs                  3,478,414             3,577,674             10,458,091              10,599,141
Losses paid                       10,255,763            10,705,771             30,487,929              31,469,324
Increase\(decrease) in
    loss reserves                     22,327                84,812                (72,557)                 88,479
Administrative expenses
    - Related Parties                 53,247                54,502                171,321                 192,494
    - Other                           91,789                72,469                396,025                 317,084
                                 -----------           -----------            -----------             -----------

TOTAL EXPENSES                    13,901,540            14,495,228             41,440,809              42,666,522
                                 -----------           -----------            -----------             -----------

NET INCOME                           923,510               501,208              3,305,311                 769,983

RETAINED EARNINGS,
     beginning of period          15,372,731            12,659,905             16,247,004              13,190,576

DIVIDENDS                                  0                     0             (3,083,096)               (673,134)

REDEMPTION OF
PARTICIPATING STOCK                 (187,920)               22,500               (360,898)               (103,812)
                                 -----------           -----------            -----------             -----------

RETAINED EARNINGS,               $16,108,321           $13,183,613            $16,108,321             $13,183,613
end of period                    ===========           ===========            ===========             ===========


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                           (Expressed in U.S. Dollars)


                                                                      Nine Month Periods
                                                                      Ended September 30,
                                                                   2001                    1000
                                                               (unaudited)              (unaudited)


Cash flows from operating activities:
 Reinsurance premiums collected                                 $36,268,374            $ 37,454,813
 Reinsurance premiums returned                                            0             (24,934,234)
 Losses and acquisition expenses paid                           (39,172,874)            (30,513,854)
 Administrative expenses paid                                      (637,122)               (528,735)
 Investment income received                                       3,515,335               5,138,397
                                                                -----------            ------------

Net cash used in
     operating activities                                           (26,287)            (13,383,613)
                                                                -----------            ------------

Cash flows from investing activities:
   Purchases of investments                                     (48,094,300)           (141,824,644)
   Sales and maturities of investments                           50,030,677             135,396,527
                                                                -----------            ------------

Net cash provided by\(used in)
   investing activities                                           1,936,377              (6,428,117)
                                                                -----------            ------------

Cash flows from financing activities:
   Proceeds from issuance of
      Participating Stock                                             7,500                       0
   Redemption of Participating Stock                               (428,398)               (148,812)
   Dividends paid                                                (3,083,096)               (673,134)
                                                                -----------            ------------
Net cash used in financing activities                            (3,503,994)               (821,946)
                                                                -----------            ------------

Decrease in cash and cash equivalents                            (1,593,904)            (20,633,676)
Cash and cash equivalents, beginning
     of period                                                    1,736,235              26,602,226
                                                                -----------            ------------

Cash and cash equivalents, end of period                        $  (142,331)           $  5,968,550
                                                                ===========            ============

Reconciliation of net income to net cash
 provided by\(used in) operating
 activities:
    Net income                                                    3,305,311                 769,983
    Realized (gains)\losses on investments                       (1,197,313)                891,474
    Change in:
     Accrued investment income                                      201,713               1,584,836
     Deferred acquisition costs                                     783,168                (136,780)
     Advances to shareholders                                      (337,500)                      0
     Prepaid expenses                                                  (875)                 46,000
     Unearned premiums                                           (3,012,185)                502,289
     Loss reserves                                                  (72,557)                 88,479
     Accrued liabilities                                             10,159                 (93,296)
     Due to Motors Insurance Corporation                            293,792             (17,036,598)
                                                                -----------           -------------

Net cash used in
   operating activities                                         $   (26,287)           $ (13,383,613)
                                                                ===========            =============



Certain amounts from 2000 have been reclassified to conform with 2001 classification

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations


Liquidity. It is anticipated that Motors Mechanical Reinsurance Company, Limited (the "Company") will generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No capital expenditures are expected in the foreseeable future.

On March 21, 2001 the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $3,083,096.

Capital Resources. During the quarter ended September 30, 2001 no new series of Participating Shares were added and 5 series were redeemed as a result of the business attributable to such series becoming fully earned, bringing the total number of series issued and outstanding to 251 at September 30, 2001. As of September 30, 2001 the share capital of the Company was $2,082,500 (compared with $2,142,500 as of December 31, 2000) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,882,500 (compared with paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,942,500 as of December 31, 2000). In addition, the Company had retained earnings in the amount of $16,108,321 as of September 30, 2001 compared with $16,247,004 as of December 31, 2000. The net decrease in retained earnings is attributable to the dividend payment of $3,083,096 during the first quarter of 2001 and payments made with respect to redeemed series of Participating Shares during the nine months ended September 30, 2001, offset by net income for the nine months ended September 30, 2001.

Results of Operations. During the quarter ended September 30, 2001 the Company had net income of $923,510, compared with net income of $501,208 for the comparable period in 2000. For the nine month period ended September 30, 2001 the Company had net income of $3,305,311 compared with net income of $769,983 for the comparable period in 2000. As discussed below, the increases in net income for the quarter and nine month periods ended September 30, 2001 compared to the comparable periods of 2000 are the result of improved underwriting performance and increases in realized returns on the Company's investment portfolio.

Premiums earned decreased slightly to $13,378,319 during the quarter ended September 30, 2001 compared to $13,759,089 for the comparable period in 2000. Expenses incurred during the quarter ended September 30, 2001 were $13,901,540 compared to $14,495,228 for the comparable period in 2000. The Company experienced a net underwriting loss for the quarter ended September 30, 2001 of $523,221 compared to an underwriting loss of $736,139 for the comparable period in 2000. The ratio of losses incurred to premiums earned for the quarter under review was 76.8% compared to 78.4% for the comparable period in 2000. Other than as noted above, there were no significant items to report for the quarter ended September 30, 2001.

For the nine month period ended September 30, 2001 the Company had earned premiums of $40,222,185 compared to $40,747,817 for the comparable period of 2000. Expenses incurred during the nine month period ended September 30, 2001 were $41,440,809 compared to $42,666,522 for the comparable period in 2000. The net underwriting loss for the Company was $1,218,624 for the nine month period ended September 30, 2001 compared to an underwriting loss of $1,918,705 for the comparable period in 2000. The ratio of losses incurred to premiums earned for the nine month period ended September 30, 2001 was 75.6% compared to 77.4% for the comparable period in 2000. Other than as noted above there were no unusual or significant items to report for the nine months ended September 30, 2001.

The moderate decreases in earned premium and expenses as noted above for the quarter and nine month periods ended September 30, 2001 compared to the comparable periods of 2000, were in large part attributable to the fact that the number of active series of Participating Shares has been declining over that period and an increasing number of policies reinsured by the Company are reaching a fully earned position.

The fluctuations in loss ratios for the quarter and nine month periods ended September 30, 2001 compared to the comparable periods of 2000 reflect normal variations in loss experience, which are expected for the type of business underwritten. The Company's loss ratios for the first nine months of 2001 have continued to reflect an improvement in performance by comparison to 2000 primarily as a result of continuing efforts by the ceding company to control losses.

Investment income for the quarter ended September 30, 2001 was $1,446,731 compared to $1,237,347 for the comparable period of 2000. Investment income for the nine month period ended September 30, 2001 was $4,523,935 compared to $2,688,688 for the comparable period of 2000. During the quarter ended September 30, 2001 the Company realized gains on the sale of investment securities of $460,275 compared to realized gains of $275,544 during the comparable period of 2000. During the nine month period ended September 30, 2001 the Company realized gains on the sale of investment securities of $1,197,313 compared to realized losses of $891,474 during the comparable period of 2000. Also, during the nine month period ended September 30, 2001 the cash flows arising from purchases and sales of investments decreased from the comparable period of 2000 due to increased activity by the investment manager in investing in shorter term cash and cash equivalents during 2000. The Company realized gains on the sale of investment securities during the quarter and the nine month period ended September 30, 2001 as a result of sales of fixed income securities, the value of which had increased as a result of decreases in market interest rates. In addition, the Company realized losses during the nine month period ended September 30, 2000 as a result of management's decision to allow the newly appointed investment manager to sell off certain securities which had an unrealized loss position in order to reposition the fixed income portfolio in accordance with new investment guidelines adopted by the Company's Board of Directors.

The unrealized appreciation on investments was $622,243 at September 30, 2001 compared to $2,732,423 at December 31, 2000. This decrease is mainly due to a decrease in the market value of the Company's investment in an international equity fund, partially offset by an increase in the Company's unrealized gain position in its fixed income portfolio.

For the quarter ended September 30, 2001 the Company had interest income of $986,456 compared to $961,803 for the comparable period of 2000. For the nine month period ended September 30, 2001 the Company had interest income of $3,326,622 compared to $3,580,162 for the comparable period of 2000. The decrease in the nine month period ended September 30, 2001 was largely attributable to corresponding decreases in coupon rates as the new investment guidelines were adopted in 2000 as noted above.

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

Dated:  November 9, 2001