Form 10-K
period 2001-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2002-03-27
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X     Annual Report Pursuant to Section 13 or 15(d) of
---    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

                                       Or

      Transition Report Pursuant to Section 13 or 15(d) of
---   The Securities Exchange Act of 1934

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

One Financial Place                                      Not Applicable
Collymore Rock                                             (Zip Code)
St. Michael, Barbados, W.I.
(Address of principal
executive offices)

Registrant's telephone number, including area code (246) 436-4895



Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                         Name of each
                                                   Exchange on which registered

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002, was $1,875,000.*

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                         Class                            As of March 1, 2002

       Common Stock, no-par value                                  2,000
       Participating Stock, no-par value                          25,000






* Based on current offering price of $75 per share.

                                     PART I

Item 1.  BUSINESS

INTRODUCTION

Motors Mechanical Reinsurance Company, Limited (the "Company") was incorporated in Barbados on June 12, 1986. It became registered in Barbados as an insurer on June 30, 1986 and commenced insurance operations on December 11, 1987.


The business of the Company is the assumption of motor vehicle mechanical service agreements arising under insurance policies reinsured by Motors Insurance Corporation ("MIC") to the extent such policies are attributable to an MIC Mechanical account in respect to which a series of shares is issued and outstanding (the "Policies"). These policies are issued either to General Motors Corporation or affiliates ("GM") or to automobile dealers, reinsured by MIC, and retroceded to the Company. Shares of the Company's Participating Stock (the "Shares") are sold to persons designated by owners of motor vehicle sales franchises (each a "Franchise") with respect to which MIC maintains an MIC Mechanical Account. A separate series is created for Shares relating to each MIC Mechanical Account, and a separate "Subsidiary Capital Account" is maintained for each such series. The profitability of the Company reflects both underwriting and investment experience, which is allocated among the Subsidiary Capital Accounts.


THE RETROCESSION


The Retroceding Company. MIC, the retroceding company under the Retrocession Agreement described below, is a stock insurance company organized under the laws of Michigan. All of MIC's outstanding stock is owned by GMAC Insurance Holdings, Inc. which, in turn, is a wholly owned subsidiary of GM. MIC, directly and through its subsidiaries, offers property and casualty coverages in all 50 states and the District of Columbia, Canada, Europe, Latin America and in the Asia-Pacific region. MIC consistently has been awarded A.M. Best Company's insurance financial rating of A + (Superior), one of the highest possible ratings.

The Retrocession Agreement -- Principal Agreement. The Company has entered into a "quota share" retrocession agreement (the "Agreement") which became effective as of December 11, 1987. Pursuant to the Agreement, MIC retrocedes to the Company, and the Company is obligated to assume, MIC's risks in respect of policies issued by any MIC subsidiary and reinsured by MIC that cover motor vehicle mechanical service agreements, to the extent that risks under such policies are attributable to an MIC Mechanical Account in respect of which a series of Shares is issued and outstanding. MIC retrocedes 100% of the risk and the Company receives 100% of the original gross premium, reduced by agents' commissions, if any, and cancellations. The Company assumes 75% of the risk with respect to these policies and MIC pays 75% of the net premium at the time the policies are written. The remaining 25% of the risk is ceded to the Company and MIC pays 25% of the net premium as the premiums are earned. The Company pays MIC a ceding commission in an amount equal to (i) 20% of net premium ceded to the Company that is attributable to policies sold on or after October 1, 2001 and
(ii) 25% of net premium ceded to the Company that is attributable to policies sold prior to October 1, 2001. Net settlements between the Company and MIC are made quarterly and accordingly, will fluctuate quarter to quarter.


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


The Retrocession Agreement -- Supplemental Agreement. MIC from time to time enters into agreements with Franchise owners for which an MIC Mechanical Account is established, pursuant to which MIC, acting for itself and on behalf of certain of its subsidiaries, agrees to cede or retrocede to another insurance company mutually satisfactory to MIC and the respective Franchise owners the unexpired liability on service contracts, insured under the Policies, sold after the date specified in each such agreement. This liability can be ceded or retroceded to dealer-owned companies organized specifically with respect to a particular Franchise or, if a series of Shares is issued which relates to the Franchise, pursuant to an agreement between MIC and the Company (the "Supplemental Retrocession Agreement"). For this purpose, unexpired liability means MIC's liability in respect of the remaining period of coverage under the Policy as of the effective date of the cession. Under the Supplemental Retrocession

Agreement, the unexpired liability with respect to the Policies is assumed on the same basis as risks retroceded to the Company under the principal Retrocession Agreement.


Types of Risks Subject to Retrocession. Coverages assumed under the Agreement are limited to service contracts or insurance policies insured or reinsured by MIC that provide indemnification against specific motor vehicle mechanical repairs not covered by manufacturer's new vehicle warranties. Such service contracts or insurance policies often provide additional coverages, such as towing and rental allowances. Coverages with respect to routine vehicle maintenance are not assumed under the Agreement.


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


The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all mechanical business for the years ended December 31, 2001, 2000, and 1999 were 73.4%, 74.9%, and 80.0%, respectively.

The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 2001, 2000 and 1999.

                                                     Year Ended
                                    --------------------------------------------
                                      12/31/01        12/31/00        12/31/99
Beginning balance in reserves for
losses ..........................   $ 4,754,710    $  4,725,239    $  5,393,818
                                    -----------    ------------    ------------
Add-provision for losses incurred
related to:
   Current claim year ...........    40,529,340      41,579,713      47,211,542
   Prior claim years ............    (1,304,766)       (877,045)       (427,390)
                                    -----------    ------------    ------------
              Total .............    39,224,574      40,702,668      46,784,152
                                    -----------    ------------    ------------
Deduct-paid losses
attributable to:
   Current claim ................    36,590,250      36,837,642      43,514,155
   Prior claim years ............     3,439,444       3,835,555       3,938,576
                                    -----------    ------------    ------------
              Total .............    40,029,694      40,673,197      47,452,731
Ending balance in reserves ......
for losses ......................   $ 3,949,590    $  4,754,710    $  4,725,239
                                    ===========    ============    ============

As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 2001, 2000, and 1999 decreased by $1,304,766, $877,045, and $427,390, respectively.

The following table analyzes the development of losses and loss adjustment expenses from January 1, 1996 through December 31, 2001.


                                                                              Years Ended
                                          ------------------------------------------------------------------------------------------
                                           12/31/96        12/31/97        12/31/98        12/31/99        12/31/00        12/31/01
Liability for unpaid
claims and claims
adjustment expense .................      $4,284,304      $5,421,160      $5,393,818      $4,725,239      $4,754,710      $3,949,590
                                          ----------      ----------      ----------      ----------      ----------      ----------

Paid (cumulative) in
subsequent year(s) .................      $2,997,089      $4,812,150       3,938,576       3,835,555       3,439,444

Estimated unpaid
liability as of
year end* ..........................         541,191         318,463       1,027,852          12,639          10,500
                                          ----------      ----------      ----------      ----------      ----------

Cumulative Redundancy ..............      $  746,024      $  290,547      $  427,390      $  877,045      $1,304,766
                                          ==========      ==========      ==========      ==========      ==========

*/ Because mechanical breakdown claims are generally paid within 90 days of when they are incurred, the liability for unpaid claims incurred in prior years is negligible. Accordingly, the liability for unpaid claims incurred in all prior years has been combined at each year end.

The table shows initial estimated reserves at December 31, 2001, 2000, 1999, 1998, 1997 and 1996 and amounts paid on claims unsettled at each prior period end. Claims are typically processed for payment at the time the claim is reported. Therefore, the recorded claim liability at each year end represents the estimated incurred but not reported claims and claims in the process of payment. The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.


The policies reinsured by the Company are written for multiple years (up to seven years) and losses do not occur equally over the period for which the policy is written, but tend to be clustered in the later years. Therefore, loss experience for prior years may not be indicative of that for future years.


INVESTMENT INCOME

A major source of income to an insurance company is income earned on the investment of amounts not currently required for the payment of losses or expenses. The principal funds available for investment by the Company come from accumulated capital and the cumulative excess of premiums collected over losses and operating expenses paid.


The Company's investment portfolio consists of U.S. dollar denominated fixed income securities and shares of a U.S. dollar denominated international equity fund. At December 31, 2001 and 2000, 82% and 81%, respectively, of the Company's investment portfolio, based on fair market value, consisted of fixed income securities with the balance of the portfolio consisting of shares of the international equity fund.


Effective February 8, 2000, the Company entered into an investment management agreement with BlackRock International, Ltd. ("BlackRock") pursuant to which BlackRock manages the investment and reinvestment of the Company's fixed income portfolio in accordance with the Company's investment guidelines. BlackRock is a subsidiary of BlackRock, Inc., which had approximately $239 billion of assets under management as of December 31, 2001. BlackRock, Inc. manages assets on behalf of more than 2,700 institutions and 300,000 individuals through a variety of equity, fixed income, liquidity and alternative investment, and mutual fund products. Under the terms of the investment management agreement, BlackRock charges a management fee calculated as a percentage of the net asset value of the Company's portfolio managed by BlackRock. The applicable percentage is based on the aggregate amount of assets managed by BlackRock on behalf of the Company and certain other related entities. The applicable percentage is tiered on the first $50 million of assets under management on behalf of the foregoing entities and lower on all assets in excess of $50 million.


The Company's funds are invested in a manner consistent with investment guidelines that are proposed by the Investment Committee for adoption by the Company's Board of Directors (the "Board"). In February of 2000, the Company began implementing new investment guidelines for its fixed income portfolio. Under these guidelines, the Company is permitted to invest in U.S. Treasury and agency securities, agency and non agency mortgage-backed securities, obligations or domestic and foreign corporations, asset-backed securities, taxable municipal securities and money market instruments. Under the investment guidelines for fixed income securities in effect prior to the implementation of the new investment guidelines, the Company had invested primarily in U.S. dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers, U.S. dollar-denominated certificates of deposit issued by foreign banks and foreign branches of U.S. banks, and, in certain situations, non-U.S. dollar denominated bonds, on a fully currency-hedged basis. The Company's fixed income investment portfolio was completely converted to investments permitted under the new guidelines in the latter half of 2000.


In addition to fixed income securities, pursuant to a plan adopted in early 1999, the Company may invest a portion of its investment portfolio in equity securities, provided that the portion of the Company's investment portfolio consisting of equity securities may not exceed 30%, based on fair market value. In June 1999, the Company invested $10 million in equity securities by purchasing shares in the Capital International Fund (the "Fund"), an investment company incorporated under the laws of Luxembourg. The Company invested an additional $6 million in the Fund during November 2000. The market value of the Company's equity portfolio at December 31, 2001 and 2000 was approximately $16.0 million and $17.1 million, respectively.


The Fund's investment objective is capital appreciation and it aims to achieve this objective through the continuous management of a diversified portfolio of transferable securities consisting primarily of common stocks, researched and selected on a world-wide basis. Shares are denominated in United States Dollars and are all of the same class and have like rights and liabilities. Shares are listed on the Luxembourg and the Amsterdam Stock Exchanges. The Fund had $1,318 million in total net assets as of December 31, 2001.


The Investment Committee reviews on a regular basis and, where appropriate, recommends for Board approval, revisions to the investment objectives and guidelines for management of the Company's funds. There can be no assurance, however, as to whether a particular investment objective, once adopted, can be achieved or that adverse factors would not cause a decrease in the overall value of the Company's investment portfolio.


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


(1) Allocations with respect to underwriting activities are made as follows:

(a) With respect to premiums ceded by MIC to the Company, 100% to the related Subsidiary Capital Account; provided, however, that an amount equal to 1% of those premiums, net of related ceding commissions, are subtracted from such Subsidiary Capital Account and allocated to the Subsidiary Capital Account for the Common Stock.


(b) With respect to any agents' or brokers' commissions, ceding commissions, any ceding commissions or commissions recaptured, unearned premiums, reinsurance premiums ceded, and any United States excise tax, 100% to the related Subsidiary Capital Account.


(c) With respect to losses incurred, and any amount of losses recovered through salvage, subrogation, reimbursement or otherwise one hundred percent (100%) shall be allocated to the related Subsidiary Capital Account. For the purpose of this section (1)(c), losses incurred includes both paid and unpaid (reported and unreported) losses.


(d) With respect to return premiums, 99% to the related Subsidiary Capital Account and 1% to the Subsidiary Capital Account for the Common Stock.


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

(7) (a) If, after the credits and charges described in paragraphs 1-6 above are made to the Subsidiary Capital Accounts there exists a deficit in one or more of the accounts, then each such deficit is allocated to and charged against:


(i) first, the Subsidiary Capital Account for the Common Stock to the extent of Restricted Earned Surplus (the phrase "Restricted Earned Surplus" refers to the portion of the earned surplus, if any, in the Subsidiary Capital Account for the Common Stock equal to the portion of the premiums ceded to the Company during the immediately preceding five-year period which was subtracted from the Subsidiary Capital Accounts for the Shares pursuant to paragraph (1)(a) above, net of losses allocated to that account during such period pursuant to the allocation procedure described in this paragraph (7) and net of return premiums allocated to that Account during such period pursuant to the allocation procedure described in paragraph (1)(d) above);


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


(c) Notwithstanding the foregoing, if any Subsidiary Capital Account for a series of Shares had a deficit that was allocated to and charged against the Restricted Earned Surplus or, after January 1, 1995, to the Subsidiary Capital Account for any series of Shares, then at the end of any succeeding quarter for which that account otherwise would show an account balance greater than zero, the balance is reallocated to the Restricted Earned Surplus until all reductions of that surplus attributable to that Subsidiary Capital Account have been restored and thereafter, to the Subsidiary Capital Accounts for the Shares, pro rata based on the relative amount of deficits allocated to such Accounts, until all reductions of such Subsidiary Capital Accounts after January 1, 1995 under paragraph (a) above with respect to the series of shares from which the reallocation is being made, which have not been previously restored, have been restored.


Thus, a loss in a Subsidiary Capital Account which exceeds the balance in that account is absorbed by other Subsidiary Capital Accounts, in general, as follows: The amount of such excess losses is charged first to the Restricted Earned Surplus portion of the Subsidiary Capital Account of the Common Stock. Any remaining losses, should the Restricted Earned Surplus be exhausted, is allocated among the Subsidiary Capital Accounts of the other Shares. Any then unabsorbed losses are charged to the Subsidiary Capital Account of the Common Stock.


Funds drawn from the Restricted Earned Surplus or the Subsidiary Capital Accounts for the Shares in the manner described above must be restored from the Subsidiary Capital Account that drew the funds if at any time it returns to a positive balance.


(8) (a) (a) Dividends, payments upon redemption or liquidation (described below), and any other distributions with respect to the Shares and the Common Stock are allocated to the Subsidiary Capital Account for the class or series with respect to which the dividend, payment or distribution was made.


(b) Where all Shares of a series are repurchased by the Company pursuant to its right of first refusal or redeemed in accordance with the Company's procedures for redemption, the Subsidiary Capital Account for that series is terminated as of the last day of the fiscal quarter in which the unearned portion of premiums that have been ceded to the Company and allocated to such Account becomes zero. Subsequent to the effective date of the redemption or repurchase, as the case may be, any positive balance as of the last day of any calendar quarter for the Subsidiary Capital Account of any repurchased or redeemed series of Shares, after application of the provisions of paragraph 7(c) above, will be allocated among the Subsidiary Capital Accounts of the existing series of Shares pro rata based upon relative earned premium attributable to such Accounts for the calendar quarter then ending and any net deficit will be allocated in accordance with the provisions of paragraph 7(a) above.


Using the procedures described above, the Company has allocated items of gain and loss to the Subsidiary Capital Account for each series. Initially each Account had a balance of $7,500 representing the amount paid for the Shares of that series of Shares. During the year ended December 31, 2001, $329,335 of net income from underwriting activities (which excludes administrative expenses) and $749,181 of administrative expenses were allocated among the series of Shares outstanding during the year ended December 31, 2001, and $6,150,764 of net investment income was allocated among such series of Shares and the Common Stock.


As of December 31, 2001, 169 series of Shares outstanding had Subsidiary Capital Account balances greater than or equal to $7,500 (ranging from $8,008 to $652,532) and 81 series had Subsidiary Capital Account balances less than $7,500 (ranging from $7,468 to zero). The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore, may not be indicative of future accumulated amounts. At December 31, 2001, an aggregate of $5,236,206 had been advanced from the Restricted Earned Surplus (which forms a portion of the Account established for the Common Stock owned by MIC) to 114 Subsidiary Capital Accounts and remained outstanding at that date, including net deficits of $3,755,251 associated with 58 series of Shares that have been redeemed. As of December 31, 2001, $8,052,563 of aggregate deficits had been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding. Of this amount, $7,355,114 could be recovered from deficit accounts should they return to profitability and to the extent that the risk fund is repaid in full. However, there can be no assurances that such deficit accounts will return to profitability or, if they return to profitability, that they will generate sufficient profits to repay any portion of deficits previously allocated to the Subsidiary Capital Account for the other series of Shares.


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


The allocations of income and expense, gains and losses, and distributions described above are subject to approval by the Board, and when so approved are considered final and conclusive and will be binding on all holders of Shares for all purposes including, without limitation, any redemption of Shares pursuant to the Company's procedures for redemption.


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


EMPLOYEES

The Company does not have any full-time employees. Rather, the Company relies on Aon Insurance Managers (Barbados), Ltd. (the "Manager") to handle its day-to-day operations. (See "Business of the Company -- Insurance Management Agreement," below.) In addition, corporate secretarial services for the Company are provided by Colybrand Company Services Limited of St. Michael, Barbados. The Company's Board of Directors and the committees thereof, however, remain responsible for the establishment and implementation of policy decisions.


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


Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and generally for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring motor vehicle mechanical service agreements or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships. Under the terms of the Management Agreement, the Company pays the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of Shares at each calendar month end. For the year ended December 31, 2001, the Company incurred fees payable to the Manager in the amount of $255,338.


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


The Manager has served in that capacity since 1986. The Manager was incorporated in Barbados in 1984, and is an affiliate of the Aon Group of Companies ("Aon"), an international insurance brokerage and insurance consulting firm. Aon, through its subsidiaries, offers and insures motor vehicle mechanical service agreements, extended warranty and related coverages with respect to vehicles sold by automobile dealerships in the United States. Under the terms of the Management Agreement, the Manager will treat all information concerning the business of the Company as confidential and will not disclose such information to Aon or any Aon affiliate without consent of the Company.


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


Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations (except as noted below), or on transfers of securities or assets of the Company to any person who is not a resident of Barbados. The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available for a period ending December 31, 2016. Until December 31, 2001, the Company paid an annual licencing fee of $2,500 to obtain such guarantee. Thereafter, the Company is subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.


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


(b) All of the outstanding Common Stock of the Company is held by MIC. As of March 1, 2002, there were 448 holders of Shares of record, representing 250 series of Shares.


(c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In March of 2002, March of 2001, and May of 2000, the Company declared dividends of $4,318,225, $3,083,096 and $673,134, respectively. These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.


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

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the Company's audited financial statements.


                                                               December 31
                           ---------------------------------------------------------------------------------
                                2001             2000             1999**           1998              1997
Premiums
   Assumed                 $ 51,131,226     $ 52,352,900     $ 67,104,475     $ 72,634,160      $ 57,071,313
                           ============     ============     ============     ============      ============
Premiums
   Returned                $          0     $          0     $ 24,934,234     $          0      $          0
Premiums Earned            $ 53,412,569     $ 54,378,800     $ 58,471,950     $ 57,845,674      $ 45,701,595
Net Investment
   Income                     6,150,764        4,808,908          655,755       10,375,464         5,704,678
                           ------------     ------------     ------------     ------------      ------------
Total Income                 59,563,333       59,187,708       59,127,705       68,221,138        51,406,273
Less Losses and
   Expenses                  53,832,415       55,509,335       62,662,673       61,027,782        43,503,363
Net Income
   (Loss)*                 $  5,730,918     $  3,678,373     $ (3,534,968)    $  7,193,356        $7,902,910
                           ============     ============     ============     ============      ============
Dividends Per
   Common Share                       0                0                0                0                 0
Total Assets               $116,131,055     $118,886,919     $132,504,762     $139,428,183      $123,065,286
Total Policy
   Reserves and
   Other
   Liabilities               93,765,033       97,764,992      117,281,645      115,902,615       100,999,317
Stockholders'
   Equity                    22,366,022       21,121,927       15,223,117       23,525,568        22,065,969
Dividends Paid
   on
   Participa-
   ting Shares                3,083,096          673,134        4,066,464        5,171,956         4,196,730
                           ------------     ------------     ------------     ------------      ------------

*/ Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See
Note 2 to the Financial Statements.

**/ In 1999, MIC recaptured certain insurance business that had been previously ceded to the Company. See Note 9 to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies The liability for losses and loss expenses represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claim adjustment expenses. For purposes of establishing loss reserves, the Company relies upon the advice of MIC. Loss reserve projections are used to estimate loss reporting patterns, loss payment patterns and ultimate claim costs. An inherent assumption in such projections is that historical patterns can be used to predict future patterns with reasonable accuracy. Because many variables can affect past and future loss patterns, the effect of changes in such variables on the results of loss projections must be carefully evaluated. The evaluation of these factors involves complex, subjective judgments, which may significantly impact the financial statements. Insurance liabilities are, therefore, necessarily based on estimates, and the ultimate liability may vary from such estimates. These estimates are regularly reviewed by management and adjustments to such are included in income on a current basis. See Note 4 to the Financial Statements.


Liquidity The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2002 and in future years to which its reinsurance liabilities extend. No capital expenditures are expected in the foreseeable future.


On March 5, 2002, the Board of Directors authorized the payment of dividends aggregating $4,318,225 to eligible holders of Shares. See "Market for Registrant's Common Equity and Related Stockholders Matters" for a discussion of dividends paid and legal restrictions on the payment of dividends.


The Company had unearned premium reserves of $89,634,122 as of December 31, 2001, compared to $91,915,465 as of December 31, 2000. Unearned premium amounts are attributable to the long-term nature of the contracts sold. Such contracts may extend for up to 84 months from the date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles from the date that the vehicle is initially placed into service. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has limited exposure to risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until such expiration. Since very little premium is recognized as earned until the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.


The decrease in unearned premium reserves as of December 31, 2001 compared to December 31, 2000 is primarily attributable to the Company placing certain series of Shares in "run-off." When a series of Shares is placed in run-off, the Company discontinues assuming any risk or receiving any premiums with respect to automotive mechanical service contracts that are sold, after the date that the series is placed in run-off, by the Franchise(s) with respect to which the series of Shares is issued. When a series is placed in run-off, the premium that had been previously ceded to the Company that is attributable to such series of Shares continues to earn out and the unearned premium reserve decreases. As of December 31, 2001, 132 series of Shares were in run-off compared to 129 series as of December 31, 2000.


Capital Resources Capitalization of the Company, as of December 31, 2001, was comprised of paid-in capital with respect to the Common Stock of $200,000 (compared to $200,000 at both December 31, 2000 and 1999), paid-in capital with respect to the Shares of $1,875,000 (compared with $1,942,500 and $1,995,000 as of December 31, 2000 and 1999, respectively), and earnings retained for use in the business of $18,521,974 (compared with $16,247,004 and $13,190,576 as of
December 31, 2000 and 1999, respectively). The reduction in the amount of paid-in capital with respect to the Shares as of December 31, 2001 compared with December 31, 2000 is primarily attributable to redemption of Shares with nil unearned premiums. There were a total of 250 series outstanding at December 31, 2001 compared to 259 and 266 series of Shares outstanding at December 31, 2000 and 1999, respectively. During 2001, the Company issued 1 new series of Shares and redeemed 10 series of Shares for a net decrease of 9 series. During 2000, the Company issued 1 new series of Shares and redeemed 8 series for a net decrease of 7 series.


Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary

Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 2002, the Company's required minimum net assets computed in accordance with Barbados law was approximately $5,841,257 compared to total capital and retained earnings computed for purpose of Barbados law of $20,596,974.


Results of Operations During the year ended December 31, 2001, the Company had net income of $5,730,918 compared to net income of $3,678,373 for the year ended December 31, 2000 and a net loss of $3,534,968 for the year ended December 31, 1999. The increase in net income in 2001 compared to 2000 is attributable to a $710,689 improvement in underwriting results combined with a $1,341,856 increase in investment income. The increase in net income in 2000 compared to 1999 is attributable to a $3,060,188 improvement in underwriting results combined with a $4,153,153 increase in investment income.


The Company had a net underwriting loss of $419,846 in 2001 compared to net underwriting losses of $1,130,535 and $4,190,723 in 2000 and 1999, respectively. During 2001, the Company earned premiums of $53,412,569 compared to $54,378,800 and $58,471,950 during 2000 and 1999, respectively. Premium income decreased in both 2001 and 2000 compared to the prior year as a result of (i) the redemption of additional series of Shares during the years ended December 31, 2001 and 2000, (ii) the placement of certain series of Shares in run-off as discussed above, and (iii) the Recapture as discussed below.


The Company incurred losses and administrative expenses during the year ended December 31, 2001 of $53,832,415 compared with $55,509,335 and $62,662,673 for the years ended December 31, 2000 and 1999, respectively. Expenses in 2001 were comprised of losses paid and provisions for losses incurred of $39,224,574, ceding commissions and excise taxes of $13,858,660 and operating expenses of $749,181. Losses incurred in 2000 and 1999 were $40,702,668 and $46,784,152, respectively. The loss ratio for the year ended December 31, 2001 was 73.4% compared to 74.9% and 80.0% for the years ended December 31, 2000 and 1999, respectively. These decreases in losses incurred and loss ratios are primarily attributable to the Recapture and the ongoing efforts by MIC to improve underwriting results with respect to series of Shares that have produced unprofitable business.

During 1999, as a result of its adverse underwriting results, the Company, working with MIC, took steps to improve its underwriting performance. During 1999, the Company's Board of Directors voted to redeem 37 series of Shares that had consistently experienced adverse underwriting results and which the Board determined were unlikely to experience favorable underwriting results in the future (the "Redemption"). Because the Subsidiary Capital Accounts for these series each had a balance of zero, the redemption price for the Shares was zero.


In addition to the Redemption, MIC agreed to commute the unearned premium and all unpaid losses as of the end of the second quarter of 1999 that were attributable to 37 series of Shares that the Board voted to redeem (the "Recapture"). In exchange for assuming these unearned premium and unpaid loss reserves, the Company paid $19,660,649 to MIC during the first quarter of 2000, which amount represented the unearned premium and unpaid losses as of June 30, 1999 that were attributable to the commuted business (after offset by the 25% ceding commission and 1% federal excise taxes previously paid by the Company with respect to the recaptured business). If MIC had not recaptured this business from the Company, the Company would likely have experienced larger underwriting losses and higher loss ratios for the years ended December 31, 2001, 2000 and 1999.


Notwithstanding the Redemption and the Recapture, there can be no assurances that the Company will not experience significant adverse underwriting results in the future and there can be no assurances that MIC would recapture additional business from the Company if the Company does experience significant adverse underwriting results.


The Company incurred operating expenses during the year ended December 31, 2001 of $749,181 compared to $663,358 and $671,587 for the years ended December 31, 2000 and 1999, respectively. Such amounts do not include expenses paid directly by MIC. The increase in operating expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000 is largely attributable to special reviews of certain operations of the Manager that were performed by the Company's auditors and increased legal fees. MIC has agreed to pay directly certain costs relating to registering and issuing shares if such costs cannot be allocated to the Subsidiary Capital Account for the Common Stock. For the year ended December 31, 2001, $106,751 of such costs were paid directly by MIC compared to $98,992 and $141,697 for the years ended December 31, 2000 and 1999, respectively. The decrease in such costs for the year ended December 31, 2000 compared to the year ended December 31, 1999 is largely attributable to the costs associated with the Redemption and Recapture during 1999.


Investment income in 2001 was $6,150,764 compared to $4,808,908 and $655,755 for the years ended December 31, 2000 and 1999, respectively. The increase in investment income during 2001 compared to 2000 arose primarily as a result of significant gains realized on the sale of investment securities which was attributable to the positive impact of lower interest rates on the value of the Company's fixed income securities. Likewise, the increases in investment income during 2000 compared to 1999 arose primarily as a result of reduced realized losses on sale of investment securities which was also attributable to the positive impact of lower interest rates on the value of the Company's fixed income securities.


The sale of investment securities for the year ended December 31, 2001 resulted in realized gains of $1,632,053, compared to realized losses of $313,531 and $5,255,474 for the years ended December 31, 2000 and 1999, respectively. Interest earned for the year ended December 31, 2001 was $4,518,711 compared to $5,122,439 and $5,911,229 for the years ended December 31, 2000 and 1999, respectively. Interest earned in 2001 compared to 2000, and in 2000 compared to 1999, decreased primarily as a result of the combination of (i) repayment during the first quarter of 2000 of premiums paid to MIC with respect to the Recapture, which represented approximately 20% of the invested assets of the Company, (ii) the movement of investment funds into the equity fund, and (iii) lower interest rates in 2001.


Unrealized gains on investment securities held at December 31, 2001 were $1,769,048 compared to unrealized gains at December 31, 2000 of $2,732,423. The decrease in unrealized gains as of December 31, 2001 compared to December 31, 2000 resulted primarily from a significant change in the unrealized position on the Company's equity portfolio which was largely attributable to overall negative performance of the equity markets during 2001.


At December 31, 2001 approximately 18% (2000-19%) of the Company's investment portfolio was invested in a U.S. dollar denominated international equity fund and the remaining 82% (2000 - 81%) was invested in U.S. dollar denominated fixed-income securities (in each case, based on fair market value).

Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months duration equal in amount to the unearned premium in respect of risks retroceded and unpaid loss reserves (including reserves for losses incurred but not reported) otherwise required to be maintained by MIC in respect of the Policies. As of December 31, 2001, the Company had furnished such a letter of credit in the amount of $72,350,000.


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


Accounting Standards In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. In the second quarter of 1999, the FASB issued SFAS No. 138 which amends SFAS No. 133 and delayed implementation of SFAS 133 until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this standard on January 1, 2001. The impact of the adoption of this standard did not have a potential impact on the Company's financial position or results of operation.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, and certain equity security prices. Market risk is inherent to all financial instruments. Active management of market risk is integral to the Company's operations which seeks to manage its exposure to market risk generally by monitoring the character of investments that are purchased or sold.

A discussion of the Company's accounting policies for derivative instruments is included in Note 3 to the Financial Statements included herein.


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


Interest Rate Risk The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates and attempts to mitigate that exposure through active portfolio management. The Company's investment guidelines do not permit the use of derivatives in managing interest rate risk. As of December 31, 2001 and 2000, the net fair value asset exposure to interest rate risk was approximately $74.4 million and $75.0 million, respectively. As of both December 31, 2001 and 2000, the potential loss in fair value resulting from a hypothetical 10% increase in interest rates would be approximately $1.5 million.


Foreign Exchange Risk Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. At December 31, 2001 and 2000, 100% of investments were denominated in U.S. dollars.


Equity Price Risk Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities. At December 31, 2001 and December 31, 2000, the Company had approximately 18% and 19%, respectively, of its portfolio invested in an international equity fund. As of December 31, 2001 and 2000, the net fair value asset exposure to equity price risk was approximately $16.0 million and $17.1 million, respectively, and the potential gain in fair value resulting from a hypothetical 10% increase in the underlying equity prices would be approximately $1.6 million and $1.7 million, respectively.

Overall Limitations and Forward-Looking Statements The Company has developed fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair market value amounts. In addition, the above discussion and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume, for analytical purposes, that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should be considered projections of future events or losses.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page

1.       Independent Auditors' Report                                       31

2.       Balance Sheets, December 31, 2001 and 2000                         32

3.       Statements of Operations and Retained Earnings
         for the years ended December 31, 2001,
         2000 and 1999                                                      33

4.       Statement of Changes in Stockholders' Equity
         for the years ended December 31, 2001,
         2000 and 1999                                                     34-35

5.       Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                                   36

6.       Notes to Financial Statements                                     37-44

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
One Financial Place
Collymore Rock
St. Michael, Barbados

We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited (the "company") as of December 31, 2001 and 2000 and the related statements of operations and retained earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 2001 and 2000 and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.






                                                           CHARTERED ACCOUNTANTS


Bridgetown, Barbados
February 15, 2002

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                      (Expressed in United States Dollars)

                                                    Notes               2001                2000
                                                    -----               ----                ----
ASSETS

    Investments                                       3,7          $ 90,433,369         $ 92,121,679
    Cash and cash equivalents                         7                 142,992            1,736,235
    Accrued investment income                                           789,199              903,734
    Due from Motors Insurance Corporation                             1,390,278                  -
    Deferred acquisition costs                                       22,810,217           23,898,021
    Advances to shareholders                                            527,500              190,000
    Prepayments                                                          37,500               37,250
                                                                    -----------          -----------
    Total Assets                                                    116,131,055          118,886,919
                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Unearned premiums                                                89,634,122           91,915,465
    Reserves for unpaid losses                        4               3,949,590            4,754,710
    Accrued liabilities                                                 181,321              125,953
    Due to Motors Insurance Corporation                                     -                968,864
                                                                    -----------          -----------
    Total Liabilities                                                93,765,033           97,764,992
                                                                    -----------          -----------

COMMITMENTS AND CONTINGENCIES                         7

STOCKHOLDERS' EQUITY                                  5
    Share capital
    -Common stock - no par value;
     Authorized - 2,000 shares;
     Issued and outstanding - 2,000 shares                              200,000              200,000
    -Participating stock - no par value;
     Authorized - 100,000 shares;
     Issued and outstanding -
     25,000 shares at December
     31, 2001 and 25,900 shares
     at December 31, 2000                                             1,875,000            1,942,500
                                                                    -----------          -----------
                                                                      2,075,000            2,142,500
    Retained earnings                                 8              18,521,974           16,247,004
    Accumulated other comprehensive income                            1,769,048            2,732,423
                                                                    -----------          -----------
    Total Stockholders' Equity                                       22,366,022           21,121,927
                                                                    -----------          -----------

    Total Liabilities and Stockholders' Equity                     $116,131,055         $118,886,919
                                                                    ===========          ===========


The accompanying notes form an integral part of these financial statements.

                                                 APPROVED ON BEHALF OF THE BOARD


                                                 ...............................
                                                             Director

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)



                                                                            Years Ended December 31,
                                                                ----------------------------------------------
                                                    Notes            2001              2000              1999
                                                    -----            ----              ----              ----
INCOME
    Reinsurance premiums assumed                      6          $51,131,226       $52,352,900       $67,104,475
    Recapture of unearned reinsurance premiums        9                 -                 -          (24,934,234)
    Decrease in unearned premiums                                  2,281,343         2,025,900        16,301,709
                                                                 -----------       -----------       -----------

    Premiums earned                                               53,412,569        54,378,800        58,471,950
                                                                 -----------       -----------       -----------

    Investment Income
      Interest earned                                              4,518,711         5,122,439         5,911,229
      Realized gains/(losses) on investments - net                 1,632,053          (313,531)       (5,255,474)
                                                                 -----------       -----------       -----------
    Investment income                                              6,150,764         4,808,908           655,755
                                                                 -----------       -----------       -----------

TOTAL INCOME                                                      59,563,333        59,187,708        59,127,705
                                                                 -----------       -----------       -----------

EXPENSES
    Acquisition costs                                             13,858,660        14,143,309        15,206,934
    Losses paid                                                   40,029,694        40,673,197        47,452,731
    (Decrease)/increase in loss reserves                            (805,120)           29,471          (668,579)
    Administrative expenses
      Related parties                                                273,592           245,953           252,299
      Other                                                          475,589           417,405           419,288
                                                                 -----------       -----------       -----------

TOTAL EXPENSES                                                    53,832,415        55,509,335        62,662,673
                                                                 -----------       -----------       -----------

NET INCOME/(LOSS), for the year                                    5,730,918         3,678,373        (3,534,968)

RETAINED EARNINGS, beginning of year                              16,247,004        13,190,576        20,629,009

LESS: DIVIDENDS                                                   (3,083,096)         (673,134)       (4,066,464)

(DEDUCT)/ADD REDEMPTION OF
    PARTICIPATING STOCK                                             (372,852)           51,189           162,999
                                                                 -----------       -----------       -----------

RETAINED EARNINGS, end of year                                   $18,521,974       $16,247,004       $13,190,576
                                                                 ===========       ===========       ===========


The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (Expressed in United States Dollars)

                                                                          December 31, 2001
                                     ---------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                            Total                                          Other
                                        Shareholder's    Comprehensive    Retained     Comprehensive     Common      Participating
                                           Equity            Income       Earnings         Income        Stock           Stock
                                           ------            ------       --------         ------        -----           -----

Balance at December 31, 2000             $21,121,927     $      --       $16,247,004     $2,732,423     $200,000       $1,942,500
Comprehensive income:
  Net income                               5,730,918       5,730,918       5,730,918           --            --              --
  Other comprehensive income,
   net of tax:
     Unrealized loss on securities,
      net of reclassification               (963,375)       (963,375)           --         (963,375)         --              --
                                                         -----------
         Comprehensive income                   --       $ 4,767,543            --             --            --              --
                                                         ===========
Dividends declared on
  participating stock                     (3,083,096)                     (3,083,096)          --            --              --
Participating stock
  Issued                                       7,500                            --             --            --             7,500
  Redeemed                                  (447,852)                       (372,852)          --            --           (75,000)
                                         -----------                     -----------     ----------     --------       ----------

Balance at December 31, 2001             $22,366,022                     $18,521,974     $1,769,048     $200,000       $1,875,000
                                         ===========                     ===========     ==========     ========       ==========

Disclosure of reclassification amount
  Unrealized holding gains arising
    during period                         (2,595,428)
  Less: reclassification adjustment
    for gain included in net income        1,632,053
                                         -----------

  Net unrealized loss on securities$     $  (963,375)
                                         ===========


                                                                          December 31, 2000
                                     ---------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                            Total                                          Other
                                        Shareholder's    Comprehensive    Retained     Comprehensive     Common      Participating
                                           Equity            Income       Earnings         Income        Stock           Stock
                                           ------            ------       --------         ------        -----           -----

Balance at December 31, 1999             $15,223,117      $     --       $13,190,576     $ (162,459)    $200,000       $1,995,000
Comprehensive income:
  Net income                               3,678,373       3,678,373       3,678,373           --           --              --
  Other comprehensive income,
   net of tax:
     Unrealized gain on securities,
       net of reclassification             2,894,882       2,894,882            --        2,894,882         --              --
                                                          ----------

     Comprehensive income                       --        $6,573,255            --             --           --              --
                                                          ==========
Dividends declared on participating
  stock                                     (673,134)                       (673,134)          --           --              --
Participating stock
  Issued                                       7,500                            --             --           --              7,500
  Redeemed                                    (8,811)                         51,189           --           --            (60,000)
                                         -----------                     -----------    -----------     --------       ----------

Balance at December 31, 2000             $21,121,927                     $16,247,004     $2,732,423     $200,000       $1,942,500
                                         ===========                     ===========    ===========     ========       ==========

Disclosure of reclassification amount
  Unrealized holding gains arising
    during period                          3,208,413
  Less: reclassification adjustment
    for losses included in net income       (313,531)
                                         -----------
  Net unrealized gain on securities$     $ 2,894,882
                                         ===========

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (CONTINUED)

                      (Expressed in United States Dollars)


                                                                          December 31, 1999
                                     ---------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                            Total                                          Other
                                        Shareholder's    Comprehensive    Retained     Comprehensive    Common       Participating
                                           Equity            Loss         Earnings     (Loss)/Income      Stock           Stock
                                           ------            ------       --------         ------        -----           -----

Balance at December 31, 1998             $23,525,568     $      --       $20,629,009      $ 334,059     $200,000       $2,362,500
Comprehensive income:
  Net loss                                (3,534,968)     (3,534,968)     (3,534,968)          --           --               --
  Other comprehensive income,
    net of tax:
      Unrealized loss on securities,
        net of reclassification             (496,518)       (496,518)           --         (496,518)        --               --
                                                         -----------

      Comprehensive loss                        --       $(4,031,486)           --             --           --               --
                                                         ===========
Dividends declared on participating
  stock                                   (4,066,464)                     (4,066,464)          --           --               --
Participating stock
  Issued                                      15,000                            --             --           --             15,000
  Redeemed                                  (219,501)                        162,999           --           --           (382,500)
                                         -----------                     -----------     ----------     --------       ----------

Balance at December 31, 1999             $15,223,117                     $13,190,576     $ (162,459)    $200,000       $1,995,000
                                         ===========                     ===========     ==========     ========       ==========

Disclosure of reclassification amount
  Unrealized holding losses arising
    during period                         (5,751,992)
    Add: reclassification adjustment
    for losses included in net income      5,255,474
                                         -----------
   Net unrealized loss on securities$    $  (496,518)
                                         ===========

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


                                                                             Years Ended December 31,
                                                              ------------------------------------------------
                                                                   2001               2000             1999
                                                                   ----               ----             ----
CASH FLOWS FROM OPERATING  ACTIVITIES

   Reinsurance premiums collected                             $ 48,312,795      $  64,624,446    $  54,936,354
   Reinsurance premiums returned                                      -           (24,934,234)            -
   Losses and acquisition expenses paid                        (52,571,957)       (59,203,627)     (52,963,826)
   Administrative expenses paid                                   (791,054)          (698,452)        (672,060)
   Investment income received                                    4,623,433          6,376,462        5,529,962
                                                              ------------      -------------    -------------
Net cash (used in)/provided by operating activities               (426,783)       (13,835,405)       6,830,430
                                                              ------------      -------------    -------------

CASH FLOWS FROM INVESTING  ACTIVITIES

   Purchases of investments                                    (71,853,926)      (173,786,271)    (396,939,849)
   Sales and maturities of investments                          74,210,913        163,430,130      401,478,047
                                                              ------------      -------------    -------------

Net cash from/(used in) investing activities                     2,356,987        (10,356,141)       4,538,198
                                                              ------------      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of participating stock                     7,500              7,500           15,000
   Redemption of participating stock                              (447,851)            (8,811)        (219,501)
   Dividends paid                                               (3,083,096)          (673,134)      (4,066,464)
                                                              ------------      -------------    -------------

Net cash used in financing activities                           (3,523,447)          (674,445)      (4,270,965)
                                                              ------------      -------------    -------------

(DECREASE)/INCREASE IN CASH AND
   CASH EQUIVALENTS                                             (1,593,243)       (24,865,991)       7,097,663

CASH AND CASH EQUIVALENTS,
   beginning of year                                             1,736,235         26,602,226       19,504,563
                                                              ------------      -------------    -------------
CASH AND CASH EQUIVALENTS, end of year                        $    142,992      $   1,736,235    $  26,602,226
                                                              ============      =============    =============

                                                                             Years Ended December 31,
                                                              ------------------------------------------------
                                                                   2001               2000             1999
                                                                   ----               ----             ----
RECONCILIATION OF NET INCOME TO NET CASH
  (USED IN)PROVIDED BY OPERATING  ACTIVITIES:

    Net income/(loss)                                         $  5,730,918      $   3,678,373    $  (3,534,968)
    Realized (gains)/losses on investments                      (1,632,053)           313,531        5,255,474

    Change in:
    Accrued investment income                                      114,535          1,350,045         (465,289)
    Deferred acquisition costs                                   1,087,804            520,549        4,242,183
    Advances to shareholders                                      (337,500)                 -                -
    Prepayments                                                       (250)          (181,250)         (46,000)
    Unearned premiums                                           (2,281,343)        (2,025,900)     (16,301,709)
    Reserves for unpaid losses                                    (805,120)            29,471         (668,579)
    Accrued liabilities                                             55,368           (150,163)         126,060
    Due (from)/to Motors Insurance Corporation                  (2,359,142)       (17,370,061)      18,223,258
                                                              ------------      -------------    -------------

NET CASH (USED IN)/PROVIDED BY
OPERATING ACTIVITIES                                          $   (426,783)     $ (13,835,405)   $   6,830,430
                                                              ============      =============    =============

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


Note 1.     OPERATIONS

            The Company is incorporated under the laws of Barbados and is a licensed insurer under the Exempt Insurance Act, 1983 and amendments thereto.

            All of the common stock of the Company is owned by Motors Insurance Corporation (`MIC'), a member of the GMAC Insurance Group. MIC (the "Common Shareholder") is an indirect wholly-owned subsidiary of General Motors Corporation. The principal activity of the Company is the assumption of motor vehicle mechanical service agreements arising under insurance policies reinsured by MIC and attributable to an MIC Mechanical Account in respect of which shares of Participating Stock are issued and outstanding. All premiums received were assumed from MIC.

Note  2.    SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation

            The financial statements are stated in United States dollars and prepared in conformity with accounting principles generally accepted within the United States of America.

            Reclassifications

            Certain amounts from 2000 have been reclassified to conform with 2001 classifications.

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

            Premium Income and Acquisition Costs

            Reinsurance premiums are based on the Company assuming (after ceding commission) 75% of the original policy premium written by the direct insurer prior to October 1, 2001 and 80% for policy premiums written by the direct insurer, on and after October, 2001. Of these reinsurance premiums, 75% is retroceded to the Company when written and 25% when earned.

            Premiums are written on the basis of quarterly cessions and earned relative to anticipated loss exposures. Acquisition costs, consisting of ceding commissions and excise taxes, are taken into income on the basis of premiums earned.

            Investments

            Investments, all of which are available for sale, are comprised of interest-bearing marketable securities, and an investment in an international equity fund, which are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


            original maturities of less than 90 days are classified as cash equivalents. Unrealized appreciation (depreciation) is included in accumulated other comprehensive income.

            Realized gains and losses on the sale of investments are included as investment income and are calculated based on amortized costs.

                 MOTORS MECHANICAL REINSURANE COMPANY, LIMITED

                        NOTES TO THE FINANIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


Note  2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Loss Reserves

            The Company provides for unsettled, reported losses based on estimates of the final settlement, with an experience factor added to provide for losses incurred, but not reported. The final settlement may be greater or less than the amounts provided. Any such differences, when they become known, are recognized in current operations and can potentially be significant to the financial statements.

            Derivatives

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. In the second quarter of 1999, the FASB issued SFAS No. 138 which amends SFAS No. 133 and delayed implementation of SFAS No. 133 until fiscal years beginning on or after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified for hedge accounting. The Company adopted this accounting standard on January 1, 2001 as required. Adoption did not have a material impact on the financial position or result of operations of the Company.

            Taxation

            The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes for a period of fifteen years expiring December 31, 2001. Thereafter, and until December 31, 2016 the Company will be subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum.

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

                 MOTORS MECHANICAL REINSURANE COMPANY, LIMITED

                        NOTES TO THE FINANIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


Note 3.     INVESTMENTS

            The cost and fair value of investments in debt securities and equities are as follows:


                                                            Gross            Gross
                                                         Unrealized        Unrealized       Fair
                                             Cost       Appreciation      Depreciation      Value
                                             ----       ------------      ------------      -----

            December 31, 2001:

            Governments and
              their agencies             $45,182,051     $1,221,744       $    --        $46,403,795

            Corporations                  18,886,693        401,564            --         19,288,257

            Supranationals                 8,347,098        405,162            --          8,752,260
                                         -----------     ----------       ---------      -----------
            Sub-total debt securities     72,415,842      2,028,470            --         74,444,312

            Capital International Fund    16,248,479           --          (259,422)      15,989,057
                                         -----------     ----------       ---------      -----------

            Total                        $88,664,321     $2,028,470       $(259,422)     $90,433,369
                                         ===========     ==========       =========      ===========

            December 31, 2000:

            Governments and
              their agencies             $ 9,486,283     $  259,398       $    --        $ 9,745,681

            Corporations                  60,211,122      1,517,503        (138,769)      61,589,856

            Supranationals                 3,600,827         91,045            --          3,691,872
                                         -----------     ----------       ---------      -----------
            Sub-total debt securities     73,298,232      1,867,946        (138,769)      75,027,409
            Capital International Fund    16,091,024      1,003,246            --         17,094,270
                                         -----------     ----------       ---------      -----------

            Total                        $89,389,256     $2,871,192       $(138,769)     $92,121,679
                                         ===========     ==========       =========      ===========


            The cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call on prepay obligations with or without call or prepayment penalties.

                                                                                     Fair
                                                                Cost                Value

            Due after one year through five years            $16,921,135         $17,591,225
            Due after five years through ten years            21,285,275          21,475,038
            Due after ten years through thirty years          34,209,432          35,378,049
                                                             -----------         -----------

                                                             $72,415,842          74,444,312
                                                             ===========         ===========

                 MOTORS MECHANICAL REINSURANE COMPANY, LIMITED

                        NOTES TO THE FINANIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


Note 3.     INVESTMENTS (CONTINUED)

            In 2001, gross gains of $2,067,143 and gross losses of $435,090 were realized. In 2000, gross gains of $1,735,049 and gross losses of $2,048,580 were realized. In 1999 gross gains of $1,571,947 and gross losses of $6,827,421 were realised.

            The following summarizes net unrealized appreciation (depreciation) on investments:

              Balance, December 31, 1998                         $  334,059
              Net depreciation                                     (496,518)
                                                                 ----------

              Balance, December 31, 1999                         $ (162,459)
              Net appreciation                                    2,894,882
                                                                 ----------

              Balance at December 31, 2000                       $2,732,423
              Net depreciation                                     (963,375)
                                                                 ----------

              Balance at December 31, 2001                       $1,769,048
                                                                 ==========

            The investment portfolio is comprised of approximately 82% in diverse debt securities which do not result in any concentration of credit risk and 18% in an international equity fund. At December 31, 2001 and 2000 100% of the Company's investments are denominated in United States dollars.

Note 4.     RESERVES FOR UNPAID LOSSES

            The following table sets forth an analysis of changes in the loss reserves for the years ended December 31, 2001, 2000 and 1999:

                                                           2001             2000               1999
                                                           ----             ----               ----
            Beginning balance in reserves
              for losses                               $ 4,754,710      $ 4,725,239        $ 5,393,818
                                                        ----------       ----------         ----------

            Add/(deduct) provision for losses
              incurred related to:
              Current claim year                        40,529,340       41,579,713         47,211,542
              Prior claim years                         (1,304,766)        (877,045)          (427,390)
                                                        ----------       ----------         ----------

            Total                                       39,224,574       40,702,668         46,784,152
                                                        ----------       ----------         ----------

            Deduct paid losses attributable  to:
              Current claim year                        36,590,250       36,837,642         43,514,155
              Prior claim years                          3,439,444        3,835,555          3,938,576
                                                        ----------       ----------         ----------

              Total                                     40,029,694       40,673,197         47,452,731
                                                        ----------       ----------         ----------

            Ending balance in reserves
              for losses                               $ 3,949,590      $ 4,754,710        $ 4,725,239
                                                       ===========      ===========        ===========

            As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 2001, 2000 and 1999 decreased by $1,304,766, $877,045 and $427,390 respectively.

                 MOTORS MECHANICAL REINSURANE COMPANY, LIMITED

                        NOTES TO THE FINANIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


Note 5.     STOCKHOLDERS' EQUITY

            All of the Company's Common Stock is held by MIC.

            During each of the years 2001 and 2000, 1 additional series of 100 shares of Participating Stock was issued. In addition, during 2001 the Board of Directors (the "Board") redeemed ten series of 100 shares which had been previously placed in run off and had reached fully earned position during 2001. During 2000 the Board redeemed eight series of 100 shares, which had been previously placed in run off, of which seven series had reached a fully earned position during 2000. During 1999 the Board of Directors also redeemed 37 series of 100 shares for nil value, and thereafter, MIC recaptured the unearned premium and loss reserves for those series (see Note
            9).

            In the years ended December 31, 2001, 2000 and 1999 costs in the amount of $106,751, $98,992, and $141,696 respectively, were incurred in the sale of Participating Stock. The Common Stockholder reimbursed the Company directly for these expenses.

            The Common Stockholder is entitled to elect five directors, at least one of whom must be a resident of Barbados. The Common Stockholder has no right to vote with respect to liquidation of the Company. The Common Stockholder generally has the sole right to vote on matters not specifically reserved to Participating Stock.

            The holders of Participating Stock as a class are entitled to elect one director. Generally, liquidation of the Company requires approval by at least 75% of the outstanding shares of this class. Any redemption of a series of shares requires a vote of the Board of Directors provided that the director representing holders of the Participating Stock votes in favour of the redemption. Any changes in the Company's Articles of Incorporation or By-Laws require the approval of a majority of the shares of Participating Stock present and voting together with a majority of the shares of Common Stock.

            From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 2001 and 2000, there were no funds held in escrow.

Note 6.     REINSURANCE PREMIUMS

            Under the provisions of the retrocession agreement, the Company will assume future additional premiums of $29,878,041 ($30,638,488 at December 31, 2000) relating to premiums written by Motors Insurance Corporation but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.     LETTER OF CREDIT

            The Company has provided an irrevocable letter of credit to MIC, in the amount of $72,350,000 ($76,050,500 at December 31, 2000) to collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and investments are assigned to collateralize the letter of credit.

                 MOTORS MECHANICAL REINSURANE COMPANY, LIMITED

                        NOTES TO THE FINANIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


Note 8.     RETAINED EARNINGS

            Items of income or loss and premiums and expenses attributable to insurance underwriting activities are determined as of the end of each calendar quarter and are allocated to the Participating Stockholders' capital accounts.

            An amount equal to 1 percent of assumed premiums is allocated to the capital account of the Common Stockholder. Such allocations accumulate as restricted retained earnings and may be used to advance capital to any Participating Stockholders who incur a deficit in their capital accounts. Any such advances are repayable out of future profitable operations of the respective Participating Stockholder. Amounts allocated to the Common Stockholder, net of advances to Participating Stockholders, are presented in the table below as "net transfers".

            Dividends may be declared and paid at the discretion of the Company's Board of Directors subject to the right of holders of Participating Stock to receive minimum dividends. The minimum annual dividend payable on each share shall be such share's pro-rata portion of an amount equal to twenty percent of the net income, if any, for the preceding year attributable to the subsidiary capital account associated with the series of which that share is part.

            Barbados law requires that the Company maintain a minimum margin of solvency based generally on the amount of premiums earned in the preceding year. At January 1, 2002, the Company's required minimum stockholders' equity computed in accordance with Barbados law was approximately $5,841,257.

            Retained earnings applicable to the Common and Participating Stockholders are comprised of the following:

                                                    Common      Participating       Total
                                                    ------      -------------       -----
            Balance, December 31,1998              $ 12,812      $20,616,197     $20,629,009

            Net income/(loss) for the year            1,422       (3,536,390)     (3,534,968)
            Dividend paid                              --         (4,066,464)     (4,066,464)
            Redemption of participating stock          --            162,999         162,999
                                                   --------      -----------     -----------

            Balance, December 31, 1999             $ 14,234      $13,176,342     $13,190,576
                                                   --------      -----------     -----------


                                                    Common      Participating      Total
                                                    ------      -------------      -----
            Balance, December 31, 1999             $ 14,234      $13,176,342     $13,190,576

            Net income for the year                  11,717        3,666,656       3,678,373
            Dividend paid                              --           (673,134)
                                                                                    (673,134)
            Redemption of participating stock          --             51,189          51,189
                                                   --------      -----------     -----------

            Balance, December 31, 2000             $ 25,951      $16,221,053     $16,247,004

            Net income for the year                  19,868        5,711,050       5,730,918
            Dividend paid                              --         (3,083,096)     (3,083,096)
            Redemption of participating stock          --           (372,852)       (372,852)
                                                   --------      -----------     -----------

            Balance, December 31, 2001             $ 45,819      $18,476,155     $18,521,974
                                                   ========      ===========     ===========

                 MOTORS MECHANICAL REINSURANE COMPANY, LIMITED

                        NOTES TO THE FINANIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      (Expressed in United States Dollars)


Note 9.     RECAPTURE OF UNEARNED REINSURANCE PREMIUMS

            During 1999, the Company entered into a recapture agreement with MIC for 37 series of Participating Shares. Under the agreement MIC recaptured premium of $24,934,234, which represents unearned premiums and an amount equal to $1,209,316 for losses incurred, but unpaid in respect to the recapture business as of June 30, 1999. Additionally, MIC has paid the Company a recapture commission of $6,482,901 which represents the deferred portion of the ceding commission previously paid by the Company.

                                    PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on May 9, 2001 and one director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:


NAME                       AGE            POSITION WITH THE COMPANY
                                          (AND OTHER EMPLOYMENT DURING
                                          PAST FIVE YEARS)

William B. Noll            59             Chairman,  Chief Executive Officer, President and Director
                                          (President, Motors Insurance Corporation ("MIC"), 1999 to
                                          present; Executive Vice-President & Chief Financial Officer,
                                          MIC, 1993-1999).

                                          Mr. Noll became President and Director in 1995.

Thomas D. Callahan         49             Executive Vice-President and Director
                                          (Senior Vice President, MIC, 1998 to present;
                                          Vice-President, MIC, 1994-1998).

                                          Mr. Callahan became Executive Vice-President
                                          and Director in April of 1999.

John J. Dunn, Jr.          43             Vice-President and Director (Vice-President and Treasurer,
                                          MIC, 1998 to present; Assistant Treasurer, MIC, 1995-1998;
                                          manager, Coopers & Lybrand, L.L.P.).

                                          Mr. Dunn became Vice-President and
                                          Director in 1996.

Robert E. Capstack.        61             Vice-President and Director (Section Manager,
                                          MIC, 1994 to present; Vice-President, GMAC Securities
                                          Corporation, 1999).

                                          Mr. Capstack became Vice-President and Director in April of
                                          1999.

Peter R. P. Evelyn         60             Director (Attorney, 2002 to present; Partner, Evelyn,
                                          Gittens & Farmer, a Barbados law firm (1986-2002).

                                          Mr. Evelyn became a Director in 1986.





J. Theodore Linhart        54             Director (Chairman and CEO, Dominion Auto group, 1995 to
                                          present).

                                          Mr. Linhart became a Director in May of 2001.

Ronald W. Jones            49             Vice-President, Finance (Deputy Chairman, Aon Insurance
                                          Managers (Barbados) Ltd. (1986 to present)).

                                          Mr. Jones has served as Vice-President, Finance since 1987.

Michael B. Boyce           62             Secretary (Principal, Colybrand Company Services, Limited,
                                          Barbados, 1993 to present; previously principal, Price
                                          Waterhouse, Eastern Caribbean).

                                          Mr. Boyce was elected Secretary in 1994.  Mr. Boyce served previously as our Assistant Secretary.

The directors and officers named above serve in those capacities until the next annual meeting of shareholders following their election.


Item 11. EXECUTIVE COMPENSATION

No director or officer of the Company is compensated directly for services as such. However, each director and officer of the Company is reimbursed for expenses incurred for attendance at Board, committee, and shareholder meetings. In addition, Mr. Jones is an officer of the Manager, which receives management fees and compensation for financial and administrative services. Mr. Evelyn serves as the Company's Barbados counsel; and Mr. Boyce is affiliated with Colybrand Company Services Limited, St. Michael, Barbados, which receives compensation for corporate secretarial services provided to the Company.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC owns all of the issued and outstanding shares of the Common Stock of the Company, which consists of 2,000 shares. J. Theodore Linhart, a director, owns 100 shares of Participating Stock.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Index to Document List

              (1)  Financial Statements

                   The following are included in Item 8:

                   (i)    Independent Auditors' Report.

                   (ii)   Balance Sheets, December 31, 2001 and 2000.

                   (iii) Statements of Operations and Retained Earnings for the years ended December 31, 2001, 2000 and 1999.

                   (iv) Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                   (v) Statement of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

                   (vi)   Notes to Financial Statements.

              (2) Financial Statement Schedules: Schedules are omitted because of the absence of the conditions under which they are required or because the information required is presented in the financial statements or related notes.

              (3)  Exhibits: The following exhibits are included in response to
                   Item 14(c):

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

         (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 2001 have been filed.

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

                             Date:  March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                      Title                                 Date

s/ William B. Noll             Chairman, Chief Executive        March 27, 2002
   William B. Noll             Officer, President and
                               Director
s/ Thomas D. Callahan          Executive Vice-President and     March 25, 2012
   Thomas D. Callahan          Director

s/ John J. Dunn, Jr.           Vice-President and               March 25, 2002
   John J. Dunn, Jr.           Director

s/ Robert E. Capstack          Vice-President and               March 22, 2002
   Robert E. Capstack          Director

                               Director
   J. Theodore Linhart

s/ Peter R. P. Evelyn          Director                         March 25, 2002
   Peter R. P. Evelyn

s/ Ronald W. Jones             Vice-President                   March 15, 2002
   Ronald W. Jones             Finance, Principal
                               Financial and
                               Accounting Officer

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report with respect to 2000 was distributed to shareholders. The proxy solicitation materials that were sent to shareholders in connection with the Registrant's annual meeting held May 9th, 2001 have been previously filed with the Commission. The Registrant does not intend to send an annual report with respect to 2001 to shareholders and the Registrant has not sent proxy solicitation materials with respect to the Registrant's annual meeting to be held May 8, 2002, as of the filing of this report.