Form 10-K/A
period 2001-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2002-04-29
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO

                                    FORM 10-K

 x   Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
---- Act of 1934

For the fiscal year ended December 31, 2001

                                       Or

 x   Transition Report Pursuant to Section 13 or 15(d) of The Securities
---- Exchange Act of 1934

                         Commission file number 33-6534

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
             (Exact name of registrant as specified in its charter)

         Barbados                                   Not Applicable
(State or other jurisdiction          (I.R.S. employer identification of number)
incorporation or organization)

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

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") is being filed exclusively for the purpose of filing as an exhibit to the Form 10-K, proxy materials sent to the Registrant's shareholders with respect to an annual meeting of shareholders to be held on May 8, 2002, which materials were provided to the Registrant's shareholders subsequent to the filing of the Form 10-K. These materials are filed as Exhibit 20(a) to this Amendment.

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

          20(a) Proxy solicitation materials sent to shareholders in connection with annual meeting held on May 8, 2002.

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

                                                 MOTORS MECHANICAL REINSURANCE
                                                  COMPANY, LIMITED

                                                 (Registrant)


                                                 By s/Ronald W. Jones
                                                    ----------------------------
                                                    Ronald W. Jones
                                                    Vice-President, Finance

                                                 Date:  April 26, 2002