Form 10-Q
period 2002-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2002-05-15
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934

For quarterly period ended         March 31, 2002
                           ------------------------------

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

                 Yes  X    No
                    -----    -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                       As of March 31, 2002

         Common Stock, no par-value                    2,000
         Participating Stock, no par-value            24,700

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         1.  Balance Sheets, March 31, 2002 and December 31, 2001.

         2. Statements of Operations and Retained Earnings for the three month periods ended March 31, 2002 and 2001.

         3. Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three month period ended March 31, 2002 may not be indicative of results for the full year.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                      March 31,     December 31,
                                                        2002           2001
                                                     (unaudited)     (audited)
                                                     ------------   ------------

ASSETS
     Investments                                     $ 88,152,591   $ 90,433,369
     Cash and cash equivalents                            102,680        142,992
     Accrued investment income                            687,956        789,199
     Due from Motors Insurance Corporation                      0      1,390,278
     Deferred acquisition costs                        21,991,177     22,810,217
     Advances to shareholders                             437,500        527,500
     Prepaid expenses                                      39,375         37,500
                                                     ------------   ------------
       Total Assets                                  $111,411,279   $116,131,055
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES
         Unearned premiums                           $ 87,963,276   $ 89,634,122
         Reserves for unpaid losses                     3,795,869      3,949,590
         Accrued liabilities                              225,826        181,321
         Due to Motors Insurance Corporation            1,020,165              0
                                                     ------------   ------------
           Total liabilities                           93,005,136     93,765,033
                                                     ------------   ------------

       STOCKHOLDERS' EQUITY

         Share Capital
           Common Stock-no par value;
              Authorized - 2,000 shares;
              Issued and outstanding -
              2,000 shares                                200,000        200,000

           Participating Stock-no par value;
              Authorized - 100,000 shares;
              Issued and outstanding -
              24,700 shares as of March 31,
              2002 and 25,000 shares as of
              December 31, 2001                         1,852,500      1,875,000
                                                     ------------   ------------
                                                        2,052,500      2,075,000

         Retained Earnings                             15,370,298     18,521,974

         Accumulated other comprehensive
           income                                         983,345      1,769,048
                                                     ------------   ------------
           Total Stockholders' Equity                  18,406,143     22,366,022
                                                     ------------   ------------
       Total Liabilities and
                Stockholders' Equity                 $111,411,279   $116,131,055
                                                     ============   ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
                   MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                           (Expressed in U.S. Dollars)

                                                      Three Month Periods
                                                        Ended March 31,
                                                    2002               2001
                                                (unaudited)         (unaudited)
                                                ------------       ------------
INCOME
Reinsurance premiums assumed                    $ 10,886,397       $ 12,703,111
Decrease in unearned premiums                      1,670,846            826,198
                                                ------------       ------------
Premiums earned                                   12,557,243         13,529,309
                                                ------------       ------------
Investment income
   Interest earned                                 1,154,743          1,146,202
   Realized gains on
   investments-net                                   259,176            444,682
                                                ------------       ------------
Investment income                                  1,413,919          1,590,884
                                                ------------       ------------
TOTAL INCOME                                      13,971,162         15,120,193
                                                ------------       ------------
EXPENSES
Acquisition costs                                  3,207,604          3,538,394
Losses paid                                        9,405,810         10,171,113
Increase in reserves for
    unpaid losses                                   (153,721)           (28,633)
Administrative expenses
    - Related Parties                                 56,039             56,674
        - Other                                      112,956            123,255
                                                ------------       ------------
TOTAL EXPENSES                                    12,628,688         13,860,803
                                                ------------       ------------
NET INCOME                                         1,342,474          1,259,390

RETAINED EARNINGS,
     beginning of period                          18,521,974         16,247,004

DIVIDENDS                                         (4,381,225)        (3,083,096)

REDEMPTION OF
PARTICIPATING STOCK                                 (112,925)          (130,144)
                                                ------------       ------------
RETAINED EARNINGS,
end of period                                   $ 15,370,298       $ 14,293,154
                                                ============       ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                           (Expressed in U.S. Dollars)

                                                                     Three Month Periods
                                                                       Ended March 31,

                                                               2002                  2001
                                                           (unaudited)           (unaudited)
                                                          ------------          --------------
Cash flows from operating activities:
  Reinsurance premiums collected                          $ 14,094,604          $ 11,102,794
  Losses and acquisition expenses paid                     (12,572,120)          (12,090,711)
  Administrative expenses paid                                 (42,004)             (136,885)
  Investment income received                                 1,241,607             1,208,571
                                                          -------------         -------------
Net cash provided by
   operating activities                                      2,722,087                83,769
                                                          -------------         -------------
Cash flows from investing activities:
  Purchases of investments                                 (35,744,063)          (19,573,823)
  Sales and maturities of investments                       37,498,314            22,507,618
                                                          -------------         -------------
Net cash provided by investing activities                    1,754,251             2,933,795
                                                          -------------         -------------
Cash flows from financing activities:
  Proceeds from issuance of
    Participating Stock                                              0                     0
  Redemption of Participating Stock                           (135,425)             (145,144)
  Dividends paid                                            (4,381,225)           (3,083,096)
                                                          -------------         -------------
Net cash used in financing activities                       (4,516,650)           (3,228,240)
                                                          -------------         -------------
Decrease in cash and cash equivalents                          (40,312)             (210,676)
Cash and cash equivalents, beginning
  of period                                                    142,992             1,736,235
                                                          -------------         -------------
Cash and cash equivalents, end of period                    $  102,680           $ 1,525,559
                                                          =============         =============
Reconciliation of net income to net cash
provided by operating activities:
  Net income                                                 1,342,474             1,259,390
  Realized gains on investments                               (259,176)             (444,682)
  Change in:
    Accrued investment income                                  101,243                75,369
    Deferred acquisition costs                                 819,040               214,811
    Advances to shareholders                                    90,000                     0
    Prepaid expenses                                            (1,875)               (4,177)
    Unearned premiums                                       (1,670,846)             (826,198)
    Reserves for unpaid losses                                (153,721)              (28,633)
    Accrued liabilities                                         44,505                23,213
    Due to Motors Insurance
      Corporation, net                                       2,410,443              (185,324)
                                                          -------------         -------------
Net cash provided by
  operating activities                                     $ 2,722,087            $   83,769
                                                          =============         =============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Critical Accounting Policies. During the quarter ended March 31, 2002, Motors Mechanical Reinsurance Company, Limited (the "Company") had no change in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity. It is anticipated that the Company will generate sufficient funds from operations to meet current liquidity needs. Liquidity requirements will relate to payment of insurance losses, administrative expenses and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of the Company's Participating Shares, will be its principal sources of funds. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2002 and in future years to which its reinsurance liabilities will extend. No capital expenditures are expected during the next few years.

On March 5, 2002 the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $4,381,225. Such dividends were paid during the first quarter of 2002.

Capital Resources. During the quarter ended March 31, 2002 no new series of Participating Shares were issued and 3 series were redeemed as a result of the business attributable to such series becoming fully earned, bringing the total number of series issued and outstanding to 247 at March 31, 2002. As of March 31, 2002 the share capital of the Company was $2,052,500 (compared to $2,075,000 as of December 31, 2001) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,852,500 (compared with paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,875,000 as of December 31, 2001). In addition, the Company had retained earnings in the amount of $15,370,298 as of March 31, 2002 compared with $18,521,974 as of December 31, 2001. The net decrease in retained earnings is attributable to the dividend payment of $4,381,225 during the first quarter partially offset by net income for the same period.

Results of Operations. During the quarter ended March 31, 2002 the Company had net income of $1,342,474, compared with net income of $1,259,390 for the comparable period in 2001.

Premiums earned decreased slightly to $12,557,243 during the quarter ended March 31, 2002 compared to $13,529,309 for the comparable period in 2001. Expenses incurred during the quarter ended March 31, 2002 were $12,628,688 compared to $13,860,803 for the comparable period in 2001. The Company experienced a net underwriting loss for the quarter ended March 31, 2002 of $71,445 compared to an underwriting loss of $331,494 for the comparable period in 2001. The ratio of losses incurred to premiums earned for the quarter under review was 73.7% compared to 75.0% for the comparable period in 2001. The decrease in reserves for unpaid losses is primarily attributable to a change in the estimate of the actuarially required reserves as of December 31, 2001. Effective October 1, 2001 the ceding commission charged by the ceding company was reduced from 25% to 20% on all new business written on and after that date. Other than as noted above, there were no significant items to report for the quarter ended March 31, 2002.

The moderate decrease in earned premium and expenses as noted above for the quarter ended March 31, 2002 compared to the comparable period of 2001, was in large part attributable to the fact that the number of active series of Participating Shares has been declining over that period and an increasing number of policies reinsured by the Company are reaching a fully earned position.

The reduction in the loss ratio for the quarter ended March 31, 2002 compared to the comparable period of 2001 is attributable , in part, to the continuing efforts made by the ceding company to control losses. Otherwise, fluctuations in loss ratios reflect normal variations in loss experience, which are expected for the type of business underwritten by the Company.

Investment income for the quarter ended March 31, 2002 was $1,413,919 compared to $1,590,884 for the comparable period of 2001. During the quarter ended March 31, 2002, the Company realized gains on the sale of investment securities of $259,176 compared to realized gains of $444,682 during the comparable period of 2001. The Company realized gains on the sale of investment securities during the quarter ended March 31, 2002 as a result of sales of fixed income securities, the value of which had increased as a result of decreases in market interest rates.

The unrealized appreciation on investments was $983,345 at March 31, 2002 compared to $1,769,048 at December 31, 2001. This decrease is primarily due to a fall in the market value of fixed income securities as interest rates rose during March 2002 in response to strengthening economic indicators combined with the sale of investment securities with unrealized appreciation.

For the quarter ended March 31, 2002, the Company had interest income of $1,154,743 compared to $1,146,202 for the comparable period of 2001. The total value of interest earning investments and their related coupon rates remained relatively unchanged for the periods under review.

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

Item     Exhibits and Reports on Form 8-K

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

Dated:  May 14, 2002