Form 10-Q
period 2002-08-14
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2002-08-14
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934

For quarterly period ended         June 30, 2002
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

                  Bishops Court Hill, St. Michael, Barbados N/A
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

          Yes  X    No
         -----    -----


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                 As of June 30, 2002

  Common Stock, no par-value                             2,000
  Participating Stock, no par-value                     24,400

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          1.   Balance Sheets as of June 30, 2002 and December 31, 2001.

          2. Statements of Operations and Retained Earnings for the three month and six month periods ended June 30, 2002 and 2001.

          3. Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three and six month periods ended June 30, 2002 may not be indicative of results for the full year.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                        June 30,        December 31,
                                                          2002              2001
                                                       (unaudited)        (audited)
                                                      ------------      ------------

ASSETS
    Investments                                       $ 90,433,369      $ 87,537,024
    Cash and cash equivalents                              142,992           135,043
    Accrued investment income                              789,199           617,731
    Due from Motors Insurance Corporation                1,390,278                 0
    Deferred acquisition costs                          22,810,217        21,150,899
    Advances to Shareholders                               527,500           437,500
    Prepaid expenses                                        37,500            21,630
                                                      ------------      ------------

    Total Assets                                      $116,131,055      $109,899,827
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
      Unearned premiums                               $ 89,634,122      $ 86,034,514
      Reserves for unpaid losses                         3,949,590         3,779,415
      Accrued liabilities                                  181,321           150,217
      Due to Motors Insurance Corporation                        0           625,886
                                                      ------------      ------------

      Total liabilities                                 93,765,033        90,590,032
                                                      ------------      ------------

STOCKHOLDERS' EQUITY

      Share Capital
        Common Stock-no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000 shares                                     200,000           200,000

      Participating Stock-no par value;
        Authorized - 100,000 shares;
        Issued and outstanding -
        24,400 shares as of June 30,
        2002 and 25,000 shares as of
        December 31, 2001                                1,875,000         1,830,000
                                                      ------------      ------------
                                                         2,075,000         2,030,000

      Retained Earnings                                 18,521,974        17,982,346

      Accumulated other comprehensive
        Income/(loss)                                    1,769,048         (702,551)
                                                      ------------      ------------

      Total Stockholders' Equity                        22,366,022        19,309,795
                                                      ------------      ------------
      Total Liabilities and
        Stockholders' Equity                          $116,131,055      $109,899,827
                                                      ============      ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
            MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                           (Expressed in U.S. Dollars)

                                  Three Month Periods             Six Month Periods
                                     Ended June 30,                 Ended June 30,
                                 2002          2001               2002          2001
                             (unaudited)    (unaudited)       (unaudited)   (unaudited)
                             -----------    -----------       -----------   -----------

INCOME
Reinsurance premiums
  assumed                    $10,667,591    $12,462,469       $21,553,988   $25,165,580
Decrease in unearned
  premiums                     1,928,762        852,088         3,599,608     1,678,286
                             -----------    -----------       -----------   -----------

Premiums earned               12,596,353     13,314,557        25,153,596    26,843,866
                             -----------    -----------       -----------   -----------

Investment income
  Interest earned              1,096,433      1,193,964         2,251,176     2,340,166
  Realized gains on
   Investments-net             1,304,094        292,356         1,563,270       737,038
                             -----------    -----------       -----------   -----------

Investment income              2,400,527      1,486,320         3,814,446     3,077,204
                             -----------    -----------       -----------   -----------

TOTAL INCOME                  14,996,880     14,800,877        28,968,042    29,921,070
                             -----------    -----------       -----------   -----------

EXPENSES
Acquisition costs              3,186,040      3,441,283         6,393,644     6,979,677
Losses paid                    8,994,114     10,061,053        18,399,924    20,232,166
Decrease in reserves
  for unpaid losses              (16,454)       (66,251)         (170,175)      (94,884)
Administrative
  expenses
  Related Parties                 62,257         61,400           118,296       118,074
  Other                          130,055        180,981           243,011       304,236
                             -----------    -----------       -----------   -----------

TOTAL EXPENSES                12,356,012     13,678,466        24,984,700    27,539,269
                             -----------    -----------       -----------   -----------

NET INCOME                     2,640,868      1,122,411         3,983,342     2,381,801

RETAINED EARNINGS,
 beginning of period          15,433,298     14,293,154        18,521,974    16,247,004

LESS:  DIVIDENDS                       0              0        (4,318,225)   (3,083,096)

LESS: REDEMPTION OF
PARTICIPATING STOCK              (91,820)       (42,834)         (204,745)     (172,978)
                             -----------    -----------       -----------   -----------

RETAINED EARNINGS,
 end of period               $17,982,346    $15,372,731       $17,982,346   $15,372,731
                             ===========    ===========       ===========   ===========

                MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                         JUNE 30, 2002 AND JUNE 30, 2001
                           (Expressed in U.S. Dollars)

                                                          Six Month Periods
                                                            Ended June 30,


                                                      2002                 2002
                                                   (unaudited)          (unaudited)
                                                 --------------       --------------

Cash flows from operating activities:
  Reinsurance premiums collected                 $  24,807,622        $  23,805,905
  Losses and acquisition expenses paid             (24,356,030)         (25,874,196)
  Administrative expenses paid                        (313,942)            (322,721)
  Investment income received                         2,434,355            2,392,533
                                                 --------------       --------------

Net cash provided by operating
     activities                                      2,572,005                1,521
                                                 --------------       --------------

Cash flows from investing activities:
   Purchases of investments                       (129,660,792)         (36,998,461)
   Sales and maturities of investments             131,648,808           39,948,811
                                                 --------------       --------------
Net cash provided by investing
   activities                                        1,988,016            2,950,350
                                                 --------------       --------------

Cash flows from financing activities:
   Proceeds from issuance of
         Participating Stock                                 0                7,500
   Redemption of Participating Stock                  (249,745)            (202,978)
   Dividends paid                                   (4,318,225)          (3,083,096)
                                                 --------------       --------------
Net cash used in financing activities               (4,567,970)          (3,278,574)
                                                 --------------       --------------

Decrease in cash and cash equivalents                   (7,949)            (326,703)
Cash and cash equivalents,
     beginning of period                               142,992            1,736,235
                                                 --------------       --------------
Cash and cash equivalents, end of period         $     135,043        $   1,409,532
                                                 ==============       ==============

Reconciliation of net income to net cash
provided by operating activities:
  Net income                                         3,983,342            2,381,801
  Realized gains on investments                     (1,563,270)            (737,038)
  Change in:
    Accrued investment income                          171,468               46,206
    Due to\(from) Motors Insurance
      Corporation                                    2,016,164             (214,777)
    Deferred acquisition costs                       1,659,318              436,354
    Advances to shareholders                            90,000             (337,500)
    Prepaid expenses                                    15,870               (3,105)
    Unearned premiums                               (3,599,608)          (1,678,286)
    Reserves for unpaid losses                        (170,175)             (94,884)
    Accrued liabilities                                (31,104)             202,750
                                                 --------------       --------------


Net cash provided by operating activities        $   2,572,005        $       1,521
                                                 ==============       ==============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Critical Accounting Policies. During the quarter ended June 30, 2002, Motors Mechanical Reinsurance Company, Limited (the "Company") had no change in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity. It is anticipated that the Company will generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings plus proceeds from the sale of Participating Shares will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No capital expenditures are expected in the foreseeable future.

On March 5, 2002, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $4,318,225.

Capital Resources. During the quarter ended June 30, 2002, no new series of Participating Shares were added and 6 series were redeemed, bringing the total number of series issued and outstanding to 244 as of the end of the quarter. As of June 30, 2002, the share capital of the Company was $2,030,000 (compared with $2,075,000 as of December 31, 2001) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,830,000 (compared with paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,875,000 as of December 31, 2001). In addition, the Company had surplus from retained earnings in the amount of $17,982,346 as of June 30, 2002 compared with $18,521,974 as of December 31, 2001. The net decrease in retained earnings is primarily attributable to the dividend payment of $4,318,225 during the first quarter of 2002, partially offset by net income for the six months ended June 30, 2002.

Results of Operations. During the quarter ended June 30, 2002, the Company had net income of $2,640,868, compared with net income of $1,122,411 for the comparable period in 2001. For the six month period ended June 30, 2002, the Company had net income of $3,983,342 compared with net income of $2,381,801 for the comparable period in 2001. As discussed below, the increases in net income for the quarter and six month periods ended June 30, 2002 compared to the comparable periods of 2001 were primarily a result of increases in investment income resulting from gains on sales of fixed income securities (although to a lesser extent with respect to the six month period ended June 30, 2002) combined with improved underwriting results.

Premiums earned decreased slightly to $12,596,353 during the quarter ended June 30, 2002 compared to $13,314,557 for the comparable period in 2001. Expenses incurred during the quarter ended June 30, 2002 were $12,356,012 compared to $13,678,466 for the comparable period in 2001. The Company experienced net underwriting income for the quarter ended June 30, 2002 of $240,341 compared to an underwriting loss of $363,909 for the comparable period in 2001. The ratio of losses incurred to premiums earned for the quarter under review was 71% compared to 75% for the comparable period in 2001.

For the six month period ended June 30, 2002, the Company had earned premiums of $25,153,596 compared to $26,843,866 for the comparable period of 2001. Expenses incurred during the six month period ended June 30, 2002 were $24,984,700 compared to $27,539,269 for the comparable period in 2001. The net underwriting income for the Company was $168,896 for the six month period ended June 30, 2002 compared to an underwriting loss of $695,403 for the comparable period in 2001. The loss ratio for the six month period ended June 30, 2002 was 72% compared to 75% for the comparable period in 2001. Other than as noted above there were no material items to report for the six months ended June 30, 2002.

The decreases in earned premium and expenses for the quarter and six month periods ended June 30, 2002, compared to the comparable periods of 2001, were in large part attributable to the fact that the number of active series of Participating Shares has been declining over that period and an increasing number of policies reinsured by the Company are reaching a fully earned position.

The fluctuations in loss ratios for the quarter and six month periods ended June 30, 2002 compared to the comparable periods of 2001 reflect normal changes in loss experience, which are expected for the type of business underwritten, as well as the ongoing efforts by Motors Insurance Corporation, the ceding company, to improve underwriting results with respect to series of Participating Shares that have produced unprofitable business. The Company's loss ratios for the first six months of 2002 have continued to reflect an improvement in performance by comparison to 2001.

Investment income for the quarter ended June 30, 2002 was $2,400,527 compared to $1,486,320 for the comparable period of 2001. Investment income for the six month period ended June 30, 2002 was $3,814,446 compared to $3,077,204 for the comparable period of 2001. During the quarter ended June 30, 2002, the Company realized gains on the sale of investment securities of $1,304,094 compared to realized gains of $292,356 during the comparable period of 2001. During the six month period ended

June 30, 2002, the Company realized gains on the sale of investment securities of $1,563,270 compared to realized gains of $737,038 during the comparable period of 2001. Also, during the six month period ended June 30, 2002, the cash flows from purchases and sales of investments increased significantly from the comparable period of 2001 due to increased activity by the investment manager in buying and selling securities in the Company's fixed income portfolio to take advantage of realized gains resulting from increased market values. The Company realized gains on the sale of investment securities during the quarter and the six month period ended June 30, 2002 and June 30, 2001 as a result of sales of fixed income securities, the value of which had increased as a result of decreases in market interest rates.

The unrealized loss on investments was $702,551 at June 30, 2002 compared to an unrealized gain of $1,769,048 at December 31, 2001. This decrease is mainly due to decreases in the market value of the Company's investment in an international equity fund and the reduction in the Company's unrealized gain position in its fixed income portfolio resulting from the sale of securities. As at June 30, 2002 the international equity fund had an unrealized loss position of $1,772,453 compared to an unrealized loss of $259,422 as at December 31, 2001. The Company's fixed income portfolio had an unrealized gain of $1,069,902 compared to an unrealized gain of $2,028,470 at December 31, 2001.

As a result of adverse developments in international equity markets, the Company's unrealized loss position in its international equity fund increased from $1,772,453 at June 30, 2002 to $3,314,568 as of July 31, 2002. In the event of future volatility in equity markets, the Company's unrealized loss position could increase in the future.

For the quarter ended June 30, 2002 the Company had interest income of $1,096,433 compared to $1,193,964 for the comparable period of 2001. For the six month period ended June 30, 2002, the Company had interest income of $2,251,176 compared to $2,340,166 for the comparable period of 2001. These decreases were largely attributable to falling interest rates during the first six months of 2002.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

At the annual meeting of shareholders of the Company held on May 8, 2002 (the "Annual Meeting") the holder of the Common Stock re-elected five directors, William B. Noll, Thomas D. Callahan, John J. Dunn, Jr., Robert E. Capstack and Peter R.P. Evelyn. The holders of Participating Shares present in person or by proxy unanimously elected the sixth director, Harvey J. Koning. The holder of the Common Stock also elected John A. Gressa and Kurt S. Halsey as alternate directors for Messrs. Callahan and Capstack, respectively.

At the Annual Meeting, the shareholders of the Company, present in person or by proxy, unanimously approved amendments to the Company's By Law No. 1. to allow an incumbent Director elected by the holders of Participating Shares to be re-elected to serve a second term of one year and to permit individuals who have previously served as the director elected by the holders of Participating Shares to be elected again.


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

Dated:  August 14, 2002