Form 10-Q
period 2002-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2002-11-14
CIK 790381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For quarterly period ended       September 30, 2002
                           -----------------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

For the transition period from           to
                                --------    --------

Commission File Number      33-6534
                       ----------------

           Motors Mechanical Reinsurance Company, Limited
---------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Barbados                              N/A
----------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

        Bishops Court Hill, St. Michael, Barbados       N/A
-----------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)

                           (246) 436-4895
-----------------------------------------
        (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X      No
                     ---         ---


          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                 Yes         No   X
                     ---         ---


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                       As of September 30, 2002
            -----                       ------------------------

  Common Stock, no par-value                    2,000
  Participating Stock, no par-value            23,900

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          1.   Balance Sheets as of September 30, 2002 and December 31, 2001.

          2. Statements of Operations and Retained Earnings for the three month and nine month periods ended September 30, 2002 and 2001.

          3. Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001.

     In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three and nine month periods ended September 30, 2002 may not be indicative of results for the full year.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                   September 30,    December 31,
                                                       2002            2001
                                                    (unaudited)      (audited)
                                                   -------------    ------------

ASSETS
   Investments                                      $ 85,329,872    $ 90,433,369
   Cash and cash equivalents                             350,954         142,992
   Accrued investment income                             581,880         789,199
   Due from Motors Insurance Corporation                       0       1,390,278
   Deferred acquisition costs                         20,390,025      22,810,217
   Advances to Shareholders                              395,074         527,500
   Prepaid expenses                                       29,301          37,500
                                                   -------------    ------------

   Total Assets                                     $107,077,106    $116,131,055
                                                   =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
     Unearned premiums                              $ 84,519,002     $89,634,122
     Reserves for unpaid losses                        3,720,597       3,949,590
     Accrued liabilities                                  80,146         181,321
     Due to Motors Insurance Corporation                 539,029               0
                                                   -------------    ------------

     Total liabilities                                88,858,774      93,765,033
                                                   -------------    ------------

STOCKHOLDERS' EQUITY

     Share Capital
       Common Stock-no par value;
          Authorized - 2,000 shares;
          issued and outstanding -
          2,000 shares                                   200,000         200,000

       Participating Stock-no par value;
          Authorized - 100,000 shares;
          Issued and outstanding -
          23,900 shares as of September
          30, 2002 and 25,000 shares as
          of December 31, 2001                         1,792,500       1,875,000
                                                   -------------    ------------
                                                       1,992,500       2,075,000

     Retained Earnings                                18,563,908      18,521,974

     Accumulated other comprehensive
         (loss)/income                               (2,338,076)       1,769,048
                                                   -------------    ------------

     Total Stockholders' Equity                       18,218,332      22,366,022
                                                   -------------    ------------

     Total Liabilities and
         Stockholders' Equity                       $107,077,106    $116,131,055
                                                   =============    ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
         MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                           (Expressed in U.S. Dollars)

                                                      Three Month Periods                  Nine Month Periods
                                                      Ended September 30,                  Ended September 30,
                                                   2002                 2001             2002               2001
                                               (unaudited)          (unaudited)       (unaudited)        (unaudited)
                                               -----------          -----------       -----------        -----------
INCOME
Reinsurance premiums
   assumed                                     $10,973,506          $12,044,421       $32,527,494        $37,210,001
Decrease in unearned
   premiums                                      1,515,512            1,333,898         5,115,120          3,012,184
                                               -----------          -----------       -----------        -----------

Premiums earned                                 12,489,018           13,378,319        37,642,614         40,222,185
                                               -----------          -----------       -----------        -----------

Investment income
   Interest earned                               1,010,392              986,456         3,261,568          3,326,622
   Realized gains on
   investments-net                                 146,082              460,275         1,709,352          1,197,313
                                               -----------          -----------       -----------        -----------

Investment income                                1,156,474            1,446,731         4,970,920          4,523,935
                                               -----------          -----------       -----------        -----------

TOTAL INCOME                                    13,645,492           14,825,050        42,613,534         44,746,120
                                               -----------          -----------       -----------        -----------

EXPENSES
Acquisition costs                                3,101,772            3,478,414         9,495,416         10,458,091
Losses paid                                      9,246,892           10,255,763        27,646,816         30,487,929
Increase/(decrease) in
  reserves for unpaid losses                      (58,818)               22,327         (228,993)           (72,557)
Administrative expenses
    Related Parties                                 49,997               53,247           168,293            171,321
        Other                                       72,815               91,789           315,826            396,025
                                               -----------          -----------       -----------        -----------

TOTAL EXPENSES                                  12,412,658           13,901,540        37,397,358         41,440,809
                                               -----------          -----------       -----------        -----------

NET INCOME                                       1,232,834              923,510         5,216,176          3,305,311

RETAINED EARNINGS,
     beginning of period                        17,982,346           15,372,731        18,521,974         16,247,004

LESS:  DIVIDENDS                                         0                    0       (4,318,225)        (3,083,096)

LESS: REDEMPTION OF
PARTICIPATING STOCK                              (651,272)            (187,920)         (856,017)          (360,898)
                                               -----------          -----------       -----------        -----------

RETAINED EARNINGS,
end of period                                  $18,563,908          $16,108,321       $18,563,908        $16,108,321
                                               ===========          ===========       ===========        ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                           (Expressed in U.S. Dollars)

                                                              Nine Month Periods
                                                              Ended September 30,
                                                        2001                      2002
                                                    (unaudited)                (unaudited)
                                                   --------------             -------------
Cash flows from operating activities:
   Reinsurance premiums collected                  $   35,475,213             $  36,268,374
   Losses and acquisition expenses paid              (35,653,515)              (39,172,874)
   Administrative expenses paid                         (525,279)                 (637,122)
   Investment income received                           3,462,560                 3,515,335
                                                   --------------             -------------

Net cash provided by/(used in) operating
     activities                                         2,758,979                  (26,287)
                                                   --------------             -------------

Cash flows from investing activities:
   Purchases of investments                         (194,300,178)              (48,094,300)
   Sales and maturities of investments                197,005,902                50,030,677
                                                   --------------             -------------
Net cash provided by investing
   activities                                           2,705,724                 1,936,377
                                                   --------------             -------------

Cash flows from financing activities:
   Proceeds from issuance of
         Participating Stock                               15,000                     7,500
   Redemption of Participating Stock                    (953,516)                 (428,398)
   Dividends paid                                     (4,318,225)               (3,083,096)
                                                   --------------             -------------
Net cash used in financing activities                 (5,256,741)               (3,503,994)
                                                   --------------             -------------

Increase/(decrease) in cash and cash
  equivalents                                             207,962               (1,593,904)
Cash and cash equivalents,
     beginning of period                                  142,992                 1,736,235
                                                   --------------             -------------
Cash and cash equivalents, end of period           $      350,954             $     142,331
                                                   ==============             =============

Reconciliation of net income to net cash
provided by/(used in) operating
  activities:
   Net income                                           5,216,176                 3,305,311
   Realized gains on investments                      (1,709,352)               (1,197,313)
   Change in:
     Accrued investment income                            207,319                   201,713
     Due to Motors Insurance Corporation                1,929,307                   293,792
     Deferred acquisition costs                         2,420,192                   783,168
     Advances to shareholders                             132,426                 (337,500)
     Prepaid expenses                                       8,199                     (875)
     Unearned premiums                                (5,115,120)               (3,012,185)
     Reserves for unpaid losses                         (228,993)                  (72,557)
     Accrued liabilities                                (101,175)                    10,159
                                                   --------------             -------------


Net cash provided by/(used in) operating
  activities                                       $    2,758,979             $    (26,287)
                                                   ==============             =============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Critical Accounting Policies. During the quarter ended September 30, 2002, Motors Mechanical Reinsurance Company, Limited (the "Company") had no change in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Capital Resources. During the quarter ended September 30, 2002, 2 new series of Participating Shares were issued and 7 series were redeemed, bringing the total number of series issued and outstanding to 239 as of the end of the quarter. As of September 30, 2002, the share capital of the Company was $1,992,500 (compared with $2,075,000 as of December 31, 2001) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,792,500 (compared with paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,875,000 as of December 31, 2001). In addition, the Company had retained earnings in the amount of $18,563,908 as of September 30, 2002 compared with $18,521,974 as of December 31, 2001. The net increase in retained earnings is primarily attributable to investment income earned during the nine months ended September 30, 2002 mostly offset by the dividend payment on March 5, 2002 as noted above and redemptions of Participating Stock.

Results of Operations. During the quarter ended September 30, 2002, the Company had net income of $1,232,834, compared with net income of $923,510 for the comparable period in 2001. For the nine month period ended September 30, 2002, the Company had net income of $5,216,176 compared with net income of $3,305,311 for the comparable period in 2001. As discussed below, the increases in net income for the quarter and nine month periods ended September 30, 2002 compared to the comparable periods of 2001 were primarily a result of improvements in the underwriting performance of the Company as reflected by the reductions in loss ratios for the periods in question as noted below. The increase in net income for the nine month period ended September 30, 2002 compared to the comparable period of 2001 was also in part attributable to increased investment income and a decrease in losses paid.

Premiums earned decreased to $12,489,018 during the quarter ended September 30, 2002 compared to $13,378,319 for the comparable period in 2001. Expenses incurred during the quarter ended September 30, 2002 were $12,412,658 compared to $13,901,540 for the comparable period in 2001. The Company experienced net underwriting income for the quarter ended September 30, 2002 of $76,360, compared to an underwriting loss of $523,221 for the comparable period in 2001. The ratio of losses incurred to premiums earned for the quarter under review was 74%, compared to 77% for the comparable period in 2001.

For the nine month period ended September 30, 2002, the Company had earned premiums of $37,642,614, compared to $40,222,185 for the comparable period of 2001. Expenses incurred during the nine month period ended September 30, 2002 were $37,397,358, compared to $41,440,809 for the comparable period in 2001. The net underwriting income for the Company was $245,256 for the nine month period ended September 30, 2002, compared to an underwriting loss of $1,218,624 for the comparable period in 2001. The loss ratio for the nine month period ended September 30, 2002 was 73%, compared to 76% for the comparable period in 2001. Other than as noted above there were no material items to report for the nine months ended September 30, 2002.

The decreases in earned premium and expenses for the quarter and nine month periods ended September 30, 2002, compared to the comparable periods of 2001, were in large part attributable to the fact that the number of Participating Shares has been declining over that period and an increasing number of policies reinsured by the Company are reaching a fully earned position.

The fluctuations in loss ratios for the quarter and nine month periods ended September 30, 2002 compared to the comparable periods of 2001 are expected for the type of business underwritten, as well as the ongoing efforts by Motors Insurance Corporation, the ceding company, to improve underwriting results with respect to series of Participating Shares. The Company's loss ratios for the first nine months of 2002 have continued to reflect an improvement in performance by comparison to 2001.

Investment income for the quarter ended September 30, 2002 was $1,156,474, compared to $1,446,731 for the comparable period of 2001. Investment income for the nine month period ended September 30, 2002 was $4,970,920, compared to $4,523,935 for the comparable period of 2001. Investment income is derived solely from the Company's investments in fixed income securities, equities and short term cash and cash equivalents. During the quarter ended September 30, 2002, the Company realized gains on the sale of investment securities of $146,082, compared to realized gains of $460,275 during the comparable period of 2001. During the nine month period ended September 30, 2002, the Company realized gains on the sale of investment securities of $1,709,352, compared to realized gains of $1,197,313 during the comparable period of 2001. The Company realized gains on the sale of investment securities during the quarter and the nine month period ended September 30, 2002 and September 30, 2001 as a result of sales of fixed income securities, the value of which had increased as a result of decreases in market interest rates.

Net realized gains on investments for the three and nine month periods ended September 30, 2002 include a provision of $159,632 for the permanent write down of fixed income securities with losses in value determined to be other than temporary.

Also, during the nine month period ended September 30, 2002, the cash flows from purchases and sales of investments increased significantly from the comparable period of 2001 due to increased activity by the investment manager in buying and selling securities, particularly during the quarter ended June 30, 2002, in the Company's fixed income portfolio to realize gains resulting from increased market values. The increased activity in purchases and sales of investments does not constitute a change in the underlying nature of the Company's investment policy. Investments continue to be held and accounted for as "available for sale". Any increases in trading activity are the result of management's decision to take advantage of favorable market conditions.

The unrealized loss on investments was $2,338,076 at September 30, 2002, compared to an unrealized gain of $1,769,048 at December 31, 2001. This decrease is mainly due to decreases in the market value of the Company's investment in an international equity fund. As at September 30, 2002 the international equity fund had an unrealized loss position of $5,106,791, compared to an unrealized loss of $259,422 at December 31, 2001. The Company's fixed income portfolio had a net unrealized gain of $2,768,715 at September 30, 2002, compared to a net unrealized gain of $2,028,470 at December 31, 2001 and this increase has arisen mainly as a result of the effect of falling interest rates over the period.

As a result of adverse developments in international equity markets, the Company continues to experience a decline in the value of its equity portfolio. In the event of continued volatility in equity markets, the Company's unrealized loss position could increase in the future. At September 30, 2002 the decline in the value of the Company's investment in the international equity fund is considered to be temporary in nature and no provision for losses considered to be other than temporary, has been made. During October 2002 the fund recorded an approximate 10% increase in value. Management will continue to monitor the value of the Company's investment in the fund in order to determine in the future if losses in value, which could be considered other than temporary, have occurred.

For the quarter ended September 30, 2002 the Company had interest income of $1,010,392, compared to $986,456 for the comparable period of 2001. For the nine month period ended September 30, 2002, the Company had interest income of $3,261,568, compared to $3,326,622 for the comparable period of 2001.

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


Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. Within 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weakness, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


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

           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)


                                    By:     s/Ronald W. Jones
                                            ----------------------------
                                            Ronald W. Jones
                                            Vice President, Finance
                                            Signing on behalf of
                                            the Registrant, and
                                            Principal Financial Officer

Dated:  November 13, 2002

                                 CERTIFICATIONS



I, William B. Noll, Chairman, Chief Executive Officer, President and Director of Motors Mechanical Reinsurance Company, Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Motors Mechanical Reinsurance Company, Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  Nov. 13, 2002                        s/ William B. Noll
      ---------------------                 -----------------------
                                            William B. Noll
                                            Chairman, Chief Executive
                                            Officer, President and Director

I, Ronald W. Jones, Vice-President, Finance and Principal Financial Officer of Motors Mechanical Reinsurance Company, Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Motors Mechanical Reinsurance Company, Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  Nov. 13, 2002                        s/ Ronald W. Jones
     ----------------------                 ---------------------------
                                            Ronald W. Jones
                                            Vice-President, Finance and
                                            Principal Financial Officer