Form 10-K
period 2002-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2003-03-31
CIK 790381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|  Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

                                       or

|_|  Transition Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934

                        Commission file number 033-06534

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
             (Exact name of registrant as specified in its charter)

         Barbados                                      Not Applicable
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)
One Financial Place                                    Not Applicable
Collymore Rock                                           (Zip Code)
St. Michael, Barbados, W.I.
(Address of principal executive offices)

Registrant's telephone number, including area code: (246) 436-4895



Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class                                         Name of each
                                                    Exchange on which registered
         None                                                   None


Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

          Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  YES     No   X
                                             ----    -----

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, was $1,830,000.*

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                            Class                           As of March 31, 2003
       Common Stock, no-par value                                  2,000
       Participating Stock, no-par value                          23,300




* Based on current offering price of $75.00 per share.

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1.    BUSINESS............................................................4
ITEM 2.    PROPERTIES.........................................................12
ITEM 3.    LEGAL PROCEEDINGS..................................................12
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................12
ITEM 6.    SELECTED FINANCIAL DATA............................................13
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................13
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........23
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................25
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................39
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................39
ITEM 11.   EXECUTIVE COMPENSATION.............................................40
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....40
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................40
ITEM 14.   CONTROLS AND PROCEDURES............................................41
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...41

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "will," "anticipates," "estimates," "intends," "believes" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively and our ability to grow our business through internal growth as well as though acquisitions. Other risks and uncertainties may be related to the insurance industry generally or the overall economy, such as regulatory developments, industry consolidation and general economic conditions and interest rates. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in our forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

Motors Mechanical Reinsurance Company, Limited (the "Company") was incorporated in Barbados on June 12, 1986. It became registered in Barbados as an insurer on June 30, 1986 and commenced insurance operations on December 11, 1987.

The business of the Company is the assumption of risk relating to mechanical motor vehicle service agreements arising under insurance policies reinsured by Motors Insurance Corporation ("MIC"). Such policies are written by owners of motor vehicle franchises (with each MIC Mechanical Account being associated with one or more vehicle franchises). The Company only assumes risk on policies that are reinsured by MIC and are attributable to an MIC Mechanical Account (the "Policies"). The Policies are issued by MIC Property and Casualty Corp., or another subsidiary of MIC either to General Motors Corporation ("GM"), or affiliates of GM, or to automobile dealers. The Policies are then reinsured by MIC and retroceded to the Company. Shares of the Company's Participating Stock (the "Shares") are sold to persons designated by owners of motor vehicle sales franchises (each a "Franchise") with respect to which MIC maintains an MIC Mechanical Account. A separate series of Shares is created for each MIC Mechanical Account and a separate "Subsidiary Capital Account" is maintained for each series. The financial results of the Company reflect both underwriting and investment experience, which is allocated among the Subsidiary Capital Accounts. See "Business--Allocations To Subsidiary Capital Accounts."

                                THE RETROCESSION

The Retroceding Company

MIC, the retroceding company under the Retrocession Agreement described below, is a stock insurance company organized under the laws of Michigan. All of the Common Stock of the Company and all of MIC's outstanding stock is owned by GMAC Insurance Holdings, Inc., which, in turn, is the parent company of MIC and an indirect wholly-owned subsidiary of GM. MIC, directly and through its subsidiaries, offers property and casualty coverages in all 50 states and the District of Columbia, Canada, Europe, Latin America and in the Asia-Pacific region. MIC 's A.M. Best Company's insurance financial rating is currently A + (Superior), one of the highest possible ratings.

The Retrocession Agreement-Principal Agreement

The Company has entered into a "quota share" retrocession agreement (the "Agreement"), which became effective as of December 11, 1987. Pursuant to the Agreement, MIC retrocedes to the Company, and the Company is obligated to assume, MIC's risks with respect to policies issued by any MIC subsidiary and reinsured by MIC that cover motor vehicle mechanical service agreements, to the extent that risks under such policies are attributable to an MIC Mechanical Account in respect of which a series of Shares is issued and outstanding. MIC retrocedes 100% of the risk and the Company receives 100% of the original gross premium, reduced by ceding commissions, and cancellations, in a two-step process. At the time the policies are written, the Company assumes 100% of the risk with respect to these policies and MIC pays 75% of the net premium to the Company. The remaining 25% of the net premium is paid to the Company as the underlying premiums are earned. The Company pays MIC a ceding commission in an amount equal to (i) 20% of net premium ceded to the Company that is attributable to policies sold on or after October 1, 2001 and (ii) 25% of net premium ceded to the Company that is attributable to policies sold prior to October 1, 2001. Net settlements between the Company and MIC are made quarterly and will fluctuate quarter to quarter.

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

The Retrocession Agreement-Supplemental Retrocession Agreement

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

Types of Risks Subject to Retrocession

Risks assumed under the Agreement and the Supplemental Retrocession Agreement are limited to coverages under insurance policies insured or reinsured by MIC that provide indemnification against specific motor vehicle mechanical repairs not covered by manufacturer's new vehicle warranties set forth in a service contract. Such service contracts often provide additional coverages, such as towing and rental allowances. Coverages with respect to routine vehicle maintenance are not assumed under the Agreement or the Supplemental Retrocession Agreement.

                                INVESTMENT INCOME

A major source of income to an insurance company is income earned on the investment of amounts not currently required for the payment of losses or expenses. The principal funds available for investment by the Company come from accumulated capital and the cumulative excess of premiums collected over losses, operating expenses, and dividends paid.

The Company's investment portfolio consists of U.S. dollar denominated fixed income securities and shares of a U.S. dollar denominated international equity fund. At December 31, 2002, 2001 and 2000, 86%, 82% and 81%, respectively, of the Company's investment portfolio, based on fair market value, consisted of fixed income securities with the balance of the portfolio consisting of shares of the international equity fund.

Effective February 8, 2000, the Company entered into an investment management agreement with BlackRock International, Ltd. ("BlackRock") pursuant to which BlackRock manages the investment and reinvestment of the Company's fixed income portfolio in accordance with the Company's investment guidelines. BlackRock is a subsidiary of BlackRock, Inc., which had approximately $ 273 billion of assets under management as of December 31, 2002. BlackRock, Inc. manages assets on behalf of more than 400 institutions through a variety of equity, fixed income, liquidity and alternative investment, and mutual fund products. Under the terms of the investment management agreement, BlackRock charges a management fee calculated as a percentage of the net asset value of the Company's portfolio it manages. The applicable percentage is based on the aggregate amount of assets managed by BlackRock on behalf of the Company and certain other related entities. The applicable percentage on the first $50 million of assets under management on behalf of the foregoing entities is higher than the percentage that is applicable on assets in excess of $50 million.

The Company's funds are invested in a manner consistent with investment guidelines that are proposed by the Investment Committee and adopted by the Company's Board of Directors (the "Board"). In February of 2000, the Company began implementing new investment guidelines for its fixed income portfolio. Under these guidelines, the Company is permitted to invest in U.S. Treasury and agency securities, agency and non-agency mortgage-backed securities, obligations of domestic and foreign corporations, asset-backed securities, taxable municipal securities, and money market instruments. Under the investment guidelines for fixed income securities in effect prior to the implementation of the new investment guidelines, the Company had invested primarily in U.S. dollar-denominated securities issued outside of the United States by non-United States private or governmental issuers, U.S. dollar-denominated certificates of deposit issued by foreign banks and foreign branches of U.S. banks, and, in certain situations, non-U.S. dollar denominated bonds, on a fully currency-hedged basis. The Company's fixed income investment portfolio was completely converted to investments permitted under the new guidelines in the latter half of 2000.

In addition to fixed income securities, pursuant to a plan adopted in early 1999, the Company may invest a portion of its investment portfolio in equity securities, provided that the portion of the Company's investment portfolio consisting of equity securities may not exceed 30% of the overall investment portfolio, based on fair market value. In June 1999, the Company invested $10 million in equity securities by purchasing shares in the Capital International Fund (the "Fund"), an investment company incorporated under the laws of Luxembourg. The Company invested an additional $6 million in the Fund during November 2000. The market value of the Company's equity portfolio at December 31, 2002, 2001, and 2000 was approximately $12.6 million, $16.0 million and $17.1 million, respectively.

During 2002, upon review of the Company's investment portfolio, certain fixed income securities were in an unrealized loss position that was deemed to be other than temporary in nature. As a result, the Company reported an impairment charge of $0.2 million in 2002. In order to determine whether any other than temporary losses needed to be recognized for any of the Company's individual securities held, the Company evaluated, among other things, the length of time and the extent that the underlying security has been valued at less than cost; the financial health of the issuer of the underlying security, including any specific events which may influence the issuer; the Company's intent and ability to hold the investment; and the underlying security's rating as determined by an independent rating agency.

At December 31, 2002, the cost of the Fund was $16.4 million with a fair market value of $12.6 million. The net unrealized gain/(loss) position of the Fund at December 31, 2002, 2001, and 2000 was ($3.8 million), ($0.3 million), and $1.0 million, respectively. The Company's investment in the Fund was reviewed using the applicable criteria described above. In addition, the review entailed the following procedures to determine whether any charge for other than temporary impairment was necessary:

     o Reviewed the relationship between the Fund's market value compared to its historical cost since its purchase. This included examining the period of time that the Fund was consecutively in an unrecognized loss position.

     o Reviewed the volatility of the Fund to determine if there has been a demonstrated ability for it to recover from an unrealized loss position.

     o Examined the concentration of the Fund from a geographical, industry, and individual security standpoint.

Based on this review, no charge for other than temporary impairment was recorded in 2002 for the Company's investment in the Fund. This conclusion was based on the procedures described above, the volatility of the Fund over the last year, and the ability of the Fund to be able to recover from its unrealized loss position in a reasonable period of time.

The Fund's investment objective is capital appreciation and it aims to achieve this objective through the continuous management of a diversified portfolio of transferable securities consisting primarily of common stocks, researched and selected on a world-wide basis. Shares of the Fund are denominated in United States Dollars and are all of the same class and have like rights and liabilities. Shares of the Fund are listed on the Luxembourg and Amsterdam Stock Exchanges. The Fund had $1.6 billion in total net assets (based on fair market value) as of December 31, 2002.

The Investment Committee of the Company reviews on a regular basis and, where appropriate, recommends for Board approval, revisions to the investment objectives and guidelines for management of the Company's funds. There can be no assurance, however, as to whether a particular investment objective, once adopted, will be achieved or that adverse factors will not cause a decrease in the overall value of the Company's investment portfolio.

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

The consideration received by the Company upon the issuance of a particular series of Shares and the Common Stock as a class are allocated to the particular Subsidiary Capital Account for that series or class. Items of income and expense and losses attributable to insurance underwriting activities are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. Investment experience, and other items of income and expense, gains and losses and distributions with respect to the Shares and the Common Stock, are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter.

For purposes of the following description, items shall be "related" to the Subsidiary Capital Account for the series identified with the MIC Mechanical Account to which such items can be attributed.

(1)  Allocations with respect to underwriting activities are made as follows:

     (a) With respect to premiums ceded by MIC to the Company, 100% to the related Subsidiary Capital Account; provided, however, that an amount equal to 1% of those premiums, net of related ceding commissions, are subtracted from such Subsidiary Capital Account and allocated to the Subsidiary Capital Account for the Common Stock (the "Risk Fund").

     (b) With respect to any agents' or brokers' commissions, ceding commissions, any ceding commissions or commissions recaptured, unearned premiums, reinsurance premiums ceded, and any United States excise tax, 100% to the related Subsidiary Capital Account.

     (c) With respect to losses incurred, and any amount of losses recovered through salvage, subrogation, reimbursement or otherwise, 100% shall be allocated to the related Subsidiary Capital Account. For the purpose of this paragraph, losses incurred includes both paid and unpaid (reported and unreported) losses.

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

(4) Any expenses or liabilities attributable to the sale and issuance of Shares, including but not limited to the costs of compliance with regulations and requirements of the Securities and Exchange Commission and state securities laws (but not including ongoing periodic reporting costs), are allocated to the Subsidiary Capital Account for the Common Stock; however, GMAC Insurance Holdings, Inc. may undertake to pay such expenses.

(5) Any expenses or liabilities of the Company not allocable in the manner described in paragraphs 2 through 4 above are allocated among the Subsidiary Capital Accounts on the basis of the relative balances of those accounts as of the end of the quarter preceding the date on which the expense or liability is incurred.

(6) (a) Investment income, net of any direct investment expense, is allocated among the Subsidiary Capital Accounts pro rata based upon the relative Investment Asset Balance (as defined in subparagraph (b) (below) of each of those accounts as of the last day of the fiscal quarter preceding the quarter for which the investment income is being allocated. For these purposes, net investment income includes realized (but not unrealized) gains and losses.

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

(7) (a) If, after the credits and charges described in paragraphs 1-6 above are made to the Subsidiary Capital Accounts, there exists a deficit in one or more of the accounts, then each such deficit is allocated to and charged against:

          (i) first, the Subsidiary Capital Account for the Common Stock to the extent of Restricted Earned Surplus (the term "Restricted Earned Surplus" means the portion of the earned surplus, if any, in the Subsidiary Capital Account for the Common Stock equal to the portion of the premiums ceded to the Company during the immediately preceding five-year period, which was subtracted from the Subsidiary Capital Accounts for the Shares pursuant to paragraph 1(a) above, net of losses allocated to that account during such period pursuant to the allocation procedure described in this paragraph 7 and net of return premiums allocated to that Account during such period pursuant to the allocation procedure described in paragraph 1(d) above);

          (ii) then, the Subsidiary Capital Accounts for the Shares, pro rata, based upon the relative earned premiums allocated to each such account for the fiscal quarter for which the allocation is being made, provided, however, that only accounts which have positive balances are taken into account for purposes of this allocation;

          (iii) then, the remaining Subsidiary Capital Accounts for the Shares with positive balances as of the last day of the fiscal quarter for which the allocation is being made, pro rata, based upon such balances; and

          (iv) then, to the extent necessary, the Subsidiary Capital Account for the Common Stock.

     (b) If, as a result of an allocation of a deficit as described in subparagraph (ii) or (iii) of paragraph 7(a) above, a deficit is created in one or more of the Subsidiary Capital Accounts, then the resulting deficit(s) are further allocated in the manner provided in that subparagraph before applying a subsequent subparagraph.

     (c) Notwithstanding the foregoing, if any Subsidiary Capital Account for a series of Shares had a deficit that was allocated to and charged against the Restricted Earned Surplus or, after January 1, 1995, to the Subsidiary Capital Account for any series of Shares, then at the end of any succeeding quarter for which that account otherwise would show an account balance greater than zero, the balance is reallocated to the Restricted Earned Surplus until all reductions of that surplus attributable to that Subsidiary Capital Account have been restored and thereafter, to the Subsidiary Capital Accounts for the Shares, pro rata based on the relative amount of deficits allocated to such Accounts, until all reductions of such Subsidiary Capital Accounts after January 1, 1995 under paragraph 7(a) above with respect to the series of shares from which the reallocation is being made, which have not been previously restored, have been restored.

          Thus, a loss in a Subsidiary Capital Account which exceeds the balance in that account is absorbed by other Subsidiary Capital Accounts, in general, as follows: The amount of such excess losses is charged first to the Restricted Earned Surplus portion of the Subsidiary Capital Account of the Common Stock. Any remaining losses, should the Restricted Earned Surplus be exhausted, are allocated among the Subsidiary Capital Accounts of the other Shares. Any then unabsorbed losses are charged to the Subsidiary Capital Account of the Common Stock.

          Funds drawn from the Restricted Earned Surplus or the Subsidiary Capital Accounts for the Shares in the manner described above must be repaid from the Subsidiary Capital Account that drew the funds if at any time it returns to a positive balance.

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

Using the procedures described above, the Company allocates items of gain and loss to the Subsidiary Capital Account for each series. Initially each Subsidiary Capital Account had a balance of $7,500 representing the amount paid for the Shares of a particular series of Shares. During the year ended December 31, 2002, $1,632,583 of net income from underwriting activities (which excludes investment income and administrative expenses) and $675,818 of administrative expenses were allocated among the series of Shares outstanding during the year ended December 31, 2002, and $6,368,353 of net investment income was allocated among such series of Shares and the Common Stock.

As of December 31, 2002, 161 series of Shares outstanding had Subsidiary Capital Account balances greater than or equal to $7,500 (ranging from $8,180 to $720,959) and 77 series had Subsidiary Capital Account balances less than $7,500 (ranging from $7,038 to zero). The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore, may not be indicative of future accumulated amounts. At December 31, 2002, an aggregate of $5,672,812 had been advanced from the Restricted Earned Surplus (the "Risk Fund"), which forms a portion of the Account established for the Common Stock owned by GMAC Insurance Holdings, Inc. (the "Common Shareholder"), to 121 Subsidiary Capital Accounts and remained outstanding at that date, including net deficits of $3,948,664 associated with 61 series of Shares that have been redeemed. As of December 31, 2002, $8,988,619 of aggregate deficits had been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding. Of this amount, $4,135,770 could be recovered from deficit accounts should they return to profitability and to the extent that the Risk Fund is repaid in full. However, there can be no assurances that such deficit accounts will return to profitability or, if they return to profitability, that they will generate sufficient profits to repay any portion of deficits previously allocated to the Subsidiary Capital Account for the other series of Shares.

The Subsidiary Capital Account for the Common Stock had, at the time it was established, a balance of approximately $200,000, representing the capital paid in by the Common Shareholder for the 2,000 shares of the Common Stock issued to it. During 2002, 2000 shares of the Common Stock of the Company were purchased from MIC by GMAC Insurance Holdings, Inc. The Subsidiary Capital Account for the Common Stock is not affected directly by underwriting gains and losses attributable to the various Subsidiary Capital Accounts related to series of Shares, but is affected by those gains and losses indirectly to the extent that one of the Subsidiary Capital Accounts for a series of Shares incurs a deficit, in which case an allocation to the Subsidiary Capital Account for the Common Stock will result, in the manner described above.

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

                                    EMPLOYEES

The Company does not have any employees. Rather, the Company relies on Aon Insurance Managers (Barbados), Ltd. (the "Manager") to handle its day-to-day operations. (See "Business of the Company -- Insurance Management Agreement," below.) In addition, corporate secretarial services for the Company are provided by Colybrand Company Services, Limited of St. Michael, Barbados. The Company's Board of Directors and the committees thereof, however, remain responsible for the management of the business and affairs of the Company.

                                   COMPETITION

The insurance business is extremely competitive. Management of the Company believes that at present, MIC and its subsidiaries are, as a group, one of the largest mechanical repair insurers of new GM vehicles in the United States. There are other major insurance companies offering similar coverage. Because the insurance business of the Company is limited to the assumption of Policies covering certain mechanical motor vehicle service agreement reinsurance business ceded by MIC, the profitability of the Company depends to a large degree on the success experienced by MIC and its affiliates in competing with those other insurers.

Many commercial insurance groups are seeking to capture additional mechanical insurance business by offering to assist automobile dealers in the formation of their own dealer-owned reinsurance companies. MIC has assisted in the establishment of such companies for a number of qualified dealers. However, MIC believes that participation in the Company represents a practical alternative for dealers who do not have the available capital, insurance management expertise or time for the personal involvement necessary to operate their own reinsurance company.

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

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring mechanical motor vehicle service agreements or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships. Under the terms of the Management Agreement, the Company pays the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of Shares at each calendar month end. For the year ended December 31, 2002, the Company incurred fees payable to the Manager in the amount of $252,358. Beginning in 2003, the Company will pay the Manager a fixed annual fee, payable in monthly installments.

The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to the services it provides on the Company's behalf. However, out-of-pocket expenses, such as telephone, facsimile, postage, courier delivery, travel and other items are borne by the Company on an expense reimbursement basis.

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

The Manager has served in this capacity since 1986. The Manager was incorporated in Barbados in 1984, and is an affiliate of the Aon Group of Companies ("Aon"), an international insurance brokerage and insurance consulting firm. Aon, through its subsidiaries, offers and insures motor vehicle mechanical service agreements, extended warranty and related coverages with respect to vehicles sold by automobile dealerships in the United States. Under the terms of the Management Agreement, the Manager will treat all information concerning the business of the Company as confidential and will not disclose such information to Aon or any Aon affiliate without the prior consent of the Company.

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

Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations (except as noted below), or on transfers of securities or assets of the Company to any person who is not a resident of Barbados. The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available until at least December 31, 2016. Until December 31, 2001, the Company paid an annual licencing fee of $2,500 to obtain such guarantee. Commencing January 1, 2002, the Company became subject to tax at a rate of 2% on its taxable income provided that the amount of such tax does not exceed $2,500 per annum.

                  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

During the last three fiscal years, we have depended entirely on revenue from sources located in the United States.

ITEM 2.  PROPERTIES

The Company does not own any office space or facilities. Rather, the business office for the Company is provided by the Manager and is located at One Financial Place, Collymore Rock, St. Michael, Barbados. The Company believes that these facilities are adequate for its current and anticipated future needs. In addition, the Manager supplies all equipment for the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for the Shares or the other shares of Common Stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement and requires approval by the Supervisor of Insurance in Barbados.

During 2002, 2,000 shares of Common Stock of the Company were purchased by GMAC Insurance Holdings, Inc. from MIC. As a result, all of the outstanding Common Stock of the Company is held by GMAC Insurance Holdings, Inc. As of March 1, 2003, there were 416 holders of Shares of record, representing 233 series of Shares.

Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to their associated Subsidiary Capital Account provided: (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In March of 2002, March of 2001, and May of 2000, the Company declared dividends of $4,318,225, $3,083,096, and $673,134, respectively. These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.

In determining the amount of dividends to pay, the Board considers the minimum regulatory capital requirement, fluctuations in the value of the Company's investment portfolio and the adverse development of loss experience to determine an appropriate minimum capital level. The Board's objective is to maintain adequate capital to provide capacity for growth in premium so that dividends may be paid annually. There can be no assurance that a prior dividend amount will be paid in the future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the Company's audited financial statements.

                                                         Fiscal Year Ended December 31
                          -----------------------------------------------------------------------------------------
                                 2002               2001              2000             1999**              1998
                                 ----               ----              ----             ----                ----
Premiums
   Assumed                 $   45,296,200     $  51,131,226     $  52,352,900     $   67,104,475     $  72,634,160
                           ==============     =============     =============     ==============     =============
Premiums
   Returned                $    1,635,656     $           0     $           0     $   24,934,234     $           0
                           ==============     =============     =============     ==============     =============
Premiums Earned            $   49,812,496     $  53,412,569     $  54,378,800     $   58,471,950     $  57,845,674
Net Investment
   Income                       6,368,353         6,150,764         4,808,908            655,755        10,375,464
                           --------------     -------------     -------------     --------------     -------------
Total Income                   56,180,849        59,563,333        59,187,708         59,127,705        68,221,138
Less Losses and
   Expenses                    48,855,731        53,832,415        55,509,335         62,662,673        61,027,782
Net Income
   (Loss)*                 $    7,325,118     $   5,730,918     $   3,678,373     $   (3,534,968)    $   7,193,356
                           ==============     =============     =============     ==============     =============
Dividends Per
   Common Share                         0                 0                 0                 0                  0
Total Assets                  108,379,496     $ 116,131,055     $ 118,886,919     $ 132,504,762      $ 139,428,183
Total Policy
   Reserves and
   Other
   Liabilities              $  87,313,016        93,765,033        97,764,992       117,281,645        115,902,615
Stockholders'
   Equity                      21,066,480        22,366,022        21,121,927        15,223,117         23,525,568
Dividends Paid on
   Participating Shares         4,318,225         3,083,096           673,134         4,066,464          5,171,956


* Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See
Note 2 to the Financial Statements.

** In 2002 and 1999, MIC recaptured certain insurance business that had been previously ceded to the Company. See Note 9 to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy liabilities and accruals, deferred policy acquisition costs and valuation of certain investments.

Investments, all of which are available for sale, are comprised of interest-bearing marketable securities and an investment in an international equity fund, and are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with original maturities of less than 90 days are classified as cash equivalents. Unrealized appreciation (depreciation) is included in other comprehensive income.

Realized gains and losses on the sale of investments and losses from other than temporary impairment are included as investment income and are calculated based on amortized costs. To evaluate whether any investments require provision for other than temporary impairment, the Company evaluated, among other things, the length of time and the extent that a security's market value was below cost; the financial strength of the issuer, including any specific events that may influence the issuer; the Company's intent to hold the investment; the geographical and industry concentration of securities held; and the security's rating as determined by an independent rating agency. In addition, the Company evaluated whether the underlying security has demonstrated an ability to recover from unrealized loss positions in the past.

Reinsurance premiums are based on the Company assuming (after ceding commission) 75% of the original policy premiums written by the direct insurer prior to October 1, 2001 and 80% for policy premiums written by the direct insurer on and after October 1, 2001. Of these premiums, 75% is retroceded to the Company when written and the remaining 25% is retroceded when such premiums are earned (net of ceding commissions and excise taxes).

Premiums are written on the basis of quarterly cessions and earned relative to anticipated loss exposures. Acquisition costs, consisting of ceding commissions and excise taxes, are taken into income on the basis of premiums earned.

The Company received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes (which expired on December 31, 2001). Beginning January 1, 2002, the Company is subject to tax at a rate of 2% on its taxable income, provided that the amount of such tax will not exceed $2,500 per annum until December 31, 2016.

The liability for unpaid losses and loss expenses represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claim adjustment expenses. For purposes of establishing reserves for unpaid losses, the Company relies upon the advice of MIC. Loss reserve projections are used to estimate loss reporting patterns, loss payment patterns, and ultimate claim costs. An inherent assumption in such projections is that historical patterns can be used to predict future patterns with reasonable accuracy. Because many variables can affect past and future loss patterns, the effect of changes in such variables on the results of loss projections must be carefully evaluated. The evaluation of these factors involves complex, subjective judgments, which may significantly impact the financial statements. Insurance liabilities are, therefore, necessarily based on estimates, and the ultimate liability may vary from such estimates. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed reserves and have a material adverse effect on our results of operations and financial condition. These estimates are regularly reviewed by management and adjustments to such estimates are included in income on a current basis. See Note 4 to the Financial Statements.

Liquidity

The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, redemptions of Shares, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of Shares, will continue to be the principal sources of funds for the Company. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2003 and in future years to which its reinsurance liabilities extend. No significant capital expenditures are expected in the foreseeable future.

In 2002, the Board of Directors authorized the payment of dividends aggregating $4,318,225 to eligible holders of Shares. The Board of Directors expects to authorize the payment of dividends during the first half of 2003. See "Market for Registrant's Common Equity and Related Stockholders Matters" for a discussion of dividends paid and legal restrictions on the payment of dividends.

The Company had unearned premium reserves of $83,482,170 as of December 31, 2002, compared to $89,634,122 as of December 31, 2001. Unearned premium amounts are attributable to the long-term nature of the service contracts sold. Such contracts may extend for up to 84 months from the date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles from the date that the vehicle is initially placed into service. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has limited exposure to risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until after such expiration. Since very little premium is recognized as earned until after the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.

The decrease in unearned premium reserves as of December 31, 2002 compared to December 31, 2001 is primarily attributable to the Company placing certain series of Shares into "run-off" and their subsequent redemption after the underlying policies reach a fully-earned status. When a series of Shares is placed into run-off, the Company discontinues assuming any additional risk or receiving any premiums with respect to mechanical motor vehicle service contracts that are sold after the date that the series is placed into run-off by the Franchise(s) with respect to which the series of Shares is issued. When a series is placed into run-off, the premium that had been previously ceded to the Company that is attributable to such series of Shares continues to earn out and the unearned premium reserve decreases. As of December 31, 2002, 117 series of Shares were in run-off compared to 132 series as of December 31, 2001.

Capital Resources

Capitalization of the Company, as of December 31, 2002, was comprised of paid-in capital with respect to the Common Stock of $200,000 (compared to $200,000 at both December 31, 2001 and 2000), paid-in capital with respect to the Shares of $1,747,500 (compared with $1,875,000 and $1,942,500 as of December 31, 2001 and
2000, respectively), and earnings retained for use in the business of $20,276,888 (compared with $18,521,974 and $16,247,004 as of December 31, 2001 and 2000, respectively). The reduction in the amount of paid-in capital with respect to the Shares as of December 31, 2002 compared with December 31, 2001 is primarily attributable to the redemption of Shares in run-off that have reached a fully earned status. There were a total of 233 series outstanding at December 31, 2002 compared to 250 and 259 series of Shares outstanding at December 31, 2001 and 2000, respectively. During 2002, the Company issued 2 new series of Shares and redeemed 19 series of Shares for a net decrease of 17 series. During 2001, the Company issued 1 new series of Shares and redeemed 10 series for a net decrease of 9 series.

Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 2003, the Company's required minimum net assets computed in accordance with Barbados law was $5,481,250 compared to total capital and retained earnings computed for purpose of Barbados law of $22,224,388.

Results of Operations

During the year ended December 31, 2002, the Company had net income of $7,325,118 compared to $5,730,918 for the year ended December 31, 2001 and of $3,678,373 for the year ended December 31, 2000. The increase in net income in 2002 compared to 2001 is attributable to an improvement in underwriting results combined with a $217,589 increase in investment income. The increase in net income in 2001 compared to 2000 is also attributable to an improvement in underwriting results combined with a $1,341,856 increase in investment income.

The Company had net underwriting income of $956,765 in 2002 compared to net underwriting losses of $419,846 and $1,130,535 in 2001 and 2000, respectively. This gain was largely due to the absence of the earnings drag due to the earn-out and redemption of unprofitable series and due to efforts undertaken by the ceding company to control losses with respect to Shares. During 2002, the Company earned premiums of $49,812,496 compared to $53,412,569 and $54,378,800 during 2001 and 2000, respectively. Premium income decreased in both 2002 and 2001 compared to the prior year primarily as a result of the redemption of additional series of Shares during the years ended December 31, 2002 and 2001, and the placement of certain series of Shares into run-off as previously discussed. This resulted in the Company assuming less business.

The Company incurred losses and administrative expenses during the year ended December 31, 2002 of $48,855,731 compared with $53,832,415 and $55,509,335 for the years ended December 31, 2001 and 2000, respectively. Expenses in 2002 were comprised of losses paid and provisions for losses incurred, ceding commissions and excise taxes totaling $48,179,913 and operating expenses of $675,818. Losses incurred in 2002 were $35,671,233 compared to $39,224,574 and $40,702,668 in
2001 and 2000, respectively. The incurred loss ratio for the year ended December 31, 2002 was 71.6% compared to 73.4% and 74.9% for the years ended December 31, 2001 and 2000, respectively. These decreases in losses incurred and loss ratios are primarily attributable to the ongoing efforts by MIC to improve underwriting results and the earn-out and redemption of Shares that have produced unprofitable business. Despite efforts by MIC to identify ways to improve underwriting results, there can be no assurances that the Company will not experience significant adverse underwriting results in the future and there can be no assurances that MIC would recapture additional business from the Company if the Company does experience significant adverse underwriting results.

During 2002, the Company entered a recapture agreement with MIC for one series of Participating Stock. Under the agreement MIC recaptured premiums of $1,635,656, which represents unearned premiums and an amount equal to $57,426 for losses incurred, but unpaid in respect to the recaptured business as of June 30, 2002. Additionally, MIC paid the Company a recapture commission of $391,954 and a refund of U.S. Federal Excise Tax of $16,357, which represents the deferred portion of the ceding commission and taxes previously paid by the Company.

The Company incurred operating expenses during the year ended December 31, 2002 of $675,818 compared to $749,181 and $663,358 for the years ended December 31, 2001 and 2000, respectively. Such amounts do not include expenses reimbursed by MIC as noted below. The decrease in operating expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily attributable to a decrease in legal fees and a decrease in the costs associated with the annual general meeting of the shareholders. The increase in operating expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000 is largely attributable to special reviews of certain operations of the Manager that were performed by the Company's auditors during 2001 and increased legal fees. MIC has agreed to pay directly certain costs relating to registering and issuing Shares if such costs cannot be allocated to the Subsidiary Capital Account for the Common Stock. For the year ended December 31, 2002, $90,753 of such costs were paid directly by MIC compared to $106,751 and $98,992 for the years ended December 31, 2001 and 2000, respectively. The decrease in such costs for the year ended December 31, 2002 compared to the year ended December 31, 2001 is largely attributable to a reduction in fees associated with the issuance of Participating Stock.

Investment income in 2002 was $6,368,353 compared to $6,150,764 and $4,808,908 for the years ended December 31, 2001 and 2000, respectively. The small increase in investment income during 2002 compared to 2001 is primarily attributable to gains realized on the sale of investment securities, which was attributable to the positive impact of lower interest rates on the value of the Company's fixed income securities. The increase in investment income during 2001 compared to 2000 arose primarily as a result of gains realized on the sale of investment securities. Such gains were largely attributable to the positive impact of lower interest rates on the value of the Company's fixed income securities.

The sale of investment securities for the year ended December 31, 2002 resulted in realized gains of $2,099,677, compared to realized gains of $1,632,053 and realized losses of $313,531 for the years ended December 31, 2001 and 2000, respectively. Interest earned for the year ended December 31, 2002 was $4,268,676 compared to $4,518,711 and $5,122,439 for the years ended December 31, 2001 and 2000, respectively. Interest earned in 2002 compared to 2001 decreased slightly as a result of a decrease in interest rates in 2002 and the reduction in invested assets arising from premiums paid to MIC on quarterly reinsurance cessions. Interest earned in 2001 compared to

2000 decreased primarily as a result of the combination of (i) repayment during the first quarter of 2000 of premiums paid to MIC with respect to the 37 unprofitable series of Shares that the Board voted to redeem (the "Recapture"), which represented approximately 20% of the invested assets of the Company, (ii) the movement of investment funds into the equity fund, and (iii) lower interest rates in 2001.

Based on market values at December 31, 2002 approximately 14%
(2001-18%/2000-19%) of the Company's investment portfolio was invested in a U.S. dollar denominated international equity fund and the remaining 86% (2001-82%/2000-81%) was invested in U.S. dollar denominated fixed-income securities.

Net unrealized losses on investment securities held at December 31, 2002 were $1,157,908 compared to unrealized gains at December 31, 2001 of $1,769,048. This decrease resulted primarily from a significant change in the unrealized position on the Company's equity portfolio, which was largely attributable to overall negative performance of the equity markets during 2002.

During 2002, the Company recorded a realized loss for other than temporary impairment of $0.2 million and $0.0 for its fixed income and equity investments held, respectively. These impairment charges did not have a material impact on other investments held. To determine the amounts recorded for other than temporary impairment for its fixed income investments held, the Company evaluated, among other things, the length of time and the extent that the security's market value has been valued at less than cost; the financial health of the issuer, including any specific events which may influence the issuer; the Company's intent and ability to hold the investment; and the security's rating as determined by an independent rating agency. If an investment's unrealized loss position was determined to be other than temporary in nature, the underlying security's cost basis was written down to the market value at the time that the impairment charge was recorded.

The Company's investment in the Fund was reviewed using the applicable criteria described above and such review also included the following procedures to determine whether any charge for other than temporary impairment was necessary:

     o Reviewed the relationship between the Fund's market value compared to its historical cost since its purchase. This included examining the period of time that the Fund was consecutively in an unrecognized loss position.

     o Reviewed the volatility of the Fund to determine if there has been a demonstrated ability for it to recover from an unrealized loss position.

     o Examined the concentration of the Fund from a geographical, industry, and individual security standpoint.

As of December 31, 2002, the Company's fixed income portfolio was in an unrealized gain position of $2.6 million and its equity investment in the Fund was in an unrealized loss position of $3.8 million. Utilizing the procedures described above, no charge for other than temporary impairment was recorded in 2002 for the Company's investment in the Fund. This conclusion was based on the procedures described above, the volatility of the Fund over the last year and the ability to be able to recover from unrealized loss positions in a reasonable period of time. As of February 28, 2003, the net unrealized loss position of the Fund was $4.4 million or 27% of its historical cost. Management will continue to monitor the unrealized loss position of this investment and, if necessary, record an impairment charge.

There are inherent uncertainties in applying methodology and procedures described above with the primary uncertainty being the continued instability in most international economies, geographic regions, and industries in which the Fund invests. Should management determine in the future that a decline in the value of any of its investment portfolio is other than temporary, the overall impact on the Company's holdings of fixed income investments and its investment in the Fund is estimated to be a gross loss of $0.03 million and $3.8 million, respectively. This represents the gross unrealized loss position at December 31, 2002 of the Company's fixed income and equity portfolio, respectively.

The fair value of the Company's investments that are in an unrealized loss position and the duration that they have been continuously in an unrealized loss position at December 31, 2002 are as follows:


                                                                                       Unrealized
                     ($000s)                                              Unrealized    Loss As %
                  Security Type                  Cost          Market        Loss        of Cost
Equity Securities
     Capital International Fund                $16,368.7      $12,597.4   ($3,771.3)      23.0%
                                               ---------      ---------   ---------
Fixed Income Securities
     U.S. Government Agencies & Asset Backed
     Federal Home Loan Bank Disc. Note           8,299.7        8,299.1        (0.6)      0.0%
     All other                                   1,121.7        1,115.7        (6.0)      0.5%

Corporate                                           40.9           40.4        (0.5)      1.3%

Corporate Asset Backed                           2,601.7        2,575.8       (25.9)      1.0%
                                               ---------      ---------   ---------
Subtotal-Fixed Income Securities               $12,064.0      $12,031.0   $   (33.0)
                                               ---------      ---------   ---------
         TOTAL                                 $28,432.7      $24,628.4   ($3,804.3)
                                               =========      =========   =========


All of the fixed income securities included in the above table are considered investment grade and have maturity dates ranging from January 2003 to June 2031. Excluding the securities shown in detail, the Company held positions in ten fixed income securities with an unrealized loss ranging from approximately $1,000 to $11,300 (or between 0.0% and 2.2% of cost) at December 31, 2002. Of the above, only one security was in an unrealized loss position for over 12 consecutive months; however, its unrealized loss position was $11,400 or 2.2% of its cost at December 31, 2002. All of the other securities in an unrealized loss position at December 31, 2002 were in such a position for nine consecutive months or less.

At December 31, 2002, the Company's investments are concentrated in the following industries:

                                                                                 % of Total Mkt.
                                               Number of      % of Mkt. Value       Value of
                                               Holdings           of Fund           Portfolio
Equity Securities:
     CIF Mutual Fund (1):
         Information Technology                                    21.0%
         Financial Services                                        16.3%
         Consumer Discretionary                                    14.6%
         Health Care                                               11.6%
         Energy                                                     8.6%
         Telecommunications                                         7.6%
         Cash & Equivalents                                         6.2%
         Industrials                                                6.1%
         Materials                                                  5.1%
         Consumer Staples                                           2.1%
         Utilities                                                  0.8%
                                              ----                ------
         Subtotal - Equity Securities            1                100.0%             18.0%
                                              ----                ------
Fixed Income Securities:
   U.S. Government Agencies & Asset Backed      39                 58.9%             48.3%
   Corporate Asset Backed                       29                 17.7%             14.5%
   Corporate                                    71                 17.3%             14.2%
   U.S. Government Securities                    9                  5.4%              4.4%
   State & Municipal                             1                  0.7%              0.6%
   Other                                         1                  0.0%              0.0%
                                              ----                ------            ------
     Subtotal - Fixed Income Securities        150                100.0%             82.0%
                                              ----                ------            ------
TOTAL INVESTMENT PORTFOLIO                                                          100.0%
                                                                                    ======


(1) Represents a mutual fund called the Capital International Fund comprised of numerous securities. The Company does not own individual positions in the securities comprising the Capital International Fund. At December 31, 2002 there were 199 different securities comprising the Capital International Fund.

Pursuant to the Retrocession Agreement, the Company must furnish to MIC collateral in the form of an irrevocable letter of credit of at least 12 months in duration and for an amount equal to the unearned premium with respect to risks retroceded and unpaid loss reserves (including reserves for losses incurred, but not reported) otherwise required to be maintained by MIC with respect to the Policies.

Reserves for Unpaid Losses

Reserves for unpaid losses are balance sheet liabilities representing estimates of amounts needed in the future to pay claims under Policies with respect to insured events, which have occurred as of the balance sheet dates.

For purposes of establishing reserves for unpaid losses, the Company relies upon the advice of MIC. At December 31, 2002 and 2001, the Company's reserves for unpaid losses were calculated as a percentage of earned premiums for the corresponding quarter. This calculation is compared to an acceptable range for the reserves developed by actuaries of the ceding company. At December 31, 2002, and 2001, the reserves for unpaid losses were $3,650,641 and $3,949,590, respectively. At December 31, 2002, the estimated range of reserves for unpaid losses prepared for MMRC by the ceding company's actuaries was as follows:

Low end of range:   $2.4 million
High end of range:  $3.5 million

Although the recorded reserves are slightly higher than the high-end of the range of estimated reserves, it is not considered material.

Key assumptions made in determining the actuarial range of reserves for unpaid losses include the following:

     o Loss development factors for the direct business of the ceding company were utilized due to the larger volume and greater stability.

     o The loss development factors were weighted based on the mix of new and used vehicle business in the latest calendar year.

     o Loss development factors were set equal to the weighted 12 month averages in order to smooth the effects of seasonality, while still reflecting the reductions due to efficiencies gained in the claims payment process that have been realized over the past several years. Such efficiencies resulted in the quicker payment of claims, resulting in less open claims at a given point in time.

Reserves for unpaid losses are established after periodic actuarial reviews, based on judgments of the effects of technological change, manufacturers' warranties, and MIC's historical experience with mechanical motor vehicle service agreements. Consequently, the determination of reserves for unpaid losses is an estimate and a process inherently subject to a number of highly variable factors. Ultimate losses could exceed reserves for unpaid losses and cause us to have to adjust such reserves. Any adjustments to reserves for unpaid losses are reflected in the operating results for the periods in which they become known.

Prior to the 4th Quarter of 2001, reserves for unpaid losses were recorded based on a higher percentage of earned premiums for the corresponding quarter. Utilizing this percentage of the corresponding quarterly earned premiums was appropriate at that time as the carried reserves for unpaid losses fell within the acceptable minimum and maximum range for such reserves developed by the ceding company's actuaries. Taking into consideration the efficiencies that were achieved in the claim payment processes of the ceding company, it was determined appropriate to reduce this factor. Such efficiencies included, among other things, the greater utilization of electronic claim settlement processes (including the ability to submit many types of claims electronically and the empowerment of eligible dealers to submit the payment of claims without requiring pre-approval by an adjuster). As improvements occurred in the claims payment processes of the ceding company, such efficiencies were reflected in the loss reserve factor utilized. Since the last reporting date, there have been no significant changes in the key assumptions made to estimate the reserves for unpaid losses. In addition, there have been no changes in the nature and timing of the change in estimate, including new events that occurred since the last reporting date.

Had the current percentage of quarterly earned premiums been used for determining reserves for unpaid losses at December 31, 2000, the estimated reserve would have been $4.1 million, or $0.7 million lower than actually recorded. There have been no changes to the key assumptions made to estimate the reserves for unpaid losses nor has there been any changes as to the nature and timing of the changes, including new events that occurred since the last reporting date (December 31, 2001).

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all business for the years ended December 31, 2002, 2001 and 2000 were 71.6%, 73.4% and 74.9%, respectively.

The following table sets forth an analysis of changes in the reserves for unpaid losses for the years ended December 31, 2002, 2001 and 2000.


                                                            Year Ended
                                      --------------------------------------------------------
                                           12/31/02          12/31/01            12/31/00
Beginning balance in reserves for
unpaid losses......................       $3,949,590         $4,754,710         $4,725,239
                                      -----------------    --------------     ---------------
Add-provision for losses
incurred related to:

   Current claim year..............       36,929,150         40,529,340         41,579,713

   Prior claim years...............       (1,347,207)        (1,304,766)          (877,045)
                                      -----------------    --------------     ---------------

              Total................       35,581,943         39,224,574         40,702,668
                                      -----------------    --------------     ---------------

Deduct-paid losses
attributable to:

   Current claim year..............       33,288,213         36,590,250         36,837,642

   Prior claim years...............        2,592,679          3,439,444          3,835,555
                                      -----------------    --------------     ---------------

              Total................       35,880,892         40,029,694         40,673,197

Ending balance in reserves
for unpaid losses..................       $3,650,641          3,949,590         $4,754,710
                                      =================    ==============     ===============


As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 2002, 2001 and 2000 decreased by $1,347,207, $1,304,766 and $877,045, respectively. The decreases are largely due to the efficiencies realized in the claims payment processes previously discussed and due to the decreasing number of policies in force as a result of fewer Shares outstanding.

The following table sets forth the development of losses and loss adjustment expenses from January 1, 1998 through December 31, 2002.

                                                                        Years Ended
                                      ---------------------------------------------------------------------------------
                                      12/31/98         12/31/99         12/31/00          12/31/01          12/31/02
                                      --------         --------         --------          --------          --------
Liability for unpaid claims and
claims adjustment expense.....       $5,393,818       $4,725,239       $ 4,754,710       $3,949,590         $3,650,641
                                     ----------       ----------       -----------       ----------         ----------

Paid (cumulative) in
subsequent year(s)............        3,938,576        3,835,555         3,439,444        2,592,679

Estimated unpaid
liability as of
year end*.....................        1,027,852           12,639            10,500            9,704
                                     ----------       ----------       -----------       ----------
Cumulative Redundancy.........         $427,390        $ 877,045        $1,304,766       $1,347,207
                                     ----------       ----------       -----------       ----------


* Mechanical breakdown claims are generally paid within 90 days of when they are incurred. Accordingly, the liability for unpaid claims incurred in all prior years has been combined at each year end. At December 31, 1998, the estimated unpaid liability was significantly higher due to a claim cycle prior to December 31 not being processed as scheduled.

The table above shows initial estimated reserves at December 31, 2002, 2001, 2000, 1999 and 1998 and amounts paid on claims unsettled at each prior period end. Claims are typically processed for payment at the time the claim is reported. Therefore, the recorded claim liability at each year end represents the estimated incurred, but not reported claims and claims in the process of payment. The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.

The Policies reinsured by the Company are written for multiple years (up to seven years) and losses do not occur equally over the period for which the Policies are written, but tend to be clustered in the later years. Therefore, loss experience for prior years may not be indicative of that for future years.

Recently Issued Accounting Standards

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit costs as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe the adoption of this statement will have a material impact on the Company's results of operations or financial position.

FASB Interpretation No. 45, "Guarantor Accounting," will significantly change current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from current practice. In addition, guarantors will be required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying agreement that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this statement will have a material impact on the Company's results of operations or financial position. Guarantees issued by reinsurance companies accounted for under SFAS No. 113 are not within the scope of FASB Interpretation No. 45, which reduces the potential impact this could have on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and certain equity security prices. Market risk is inherent to all financial instruments. Active management of market risk is integral to the Company's operations. The Company seeks to manage its exposure to market risk generally by monitoring the character of investments that are purchased or sold.

The Company does not hold derivative instruments.

The following analyses are based on sensitivity analysis tests that assume instantaneous, parallel shifts in exchange rates, interest rates, and interest rate yield curves. As with any similar analysis, there are shortcomings inherent to the sensitivity analyses presented here. In reality, changes are rarely instantaneous or parallel. Although certain assets may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. The Company does not hold any financial instruments for trading purposes.

Interest Rate Risk

The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates and attempts to mitigate that exposure through active portfolio management. The Company's investment guidelines do not permit the use of derivatives in managing interest rate risk. As of December 31, 2002 and 2001, the net fair value asset exposure to interest rate risk was approximately $66.1 and $72.7 million, respectively. As of both December 31, 2002 and 2001, the potential loss in fair value resulting from a hypothetical 10% increase in interest rates would be approximately $0.9 million and $1.5 million, respectively. Conversely, the potential gain in fair value resulting from a hypothetical 10% decrease in interest rates would be approximately $0.9 million and $1.5 million at December 31, 2002 and 2001, respectively.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. At December 31, 2002 and 2001, 100% of investments were denominated in U.S. dollars.

Equity Price Risk

Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities. At December 31, 2002 and December 31, 2001, the Company had approximately 14% and 18%, respectively, of its portfolio invested in an international equity fund. As of December 31, 2002 and 2001, the net fair value asset exposure to equity price risk was approximately $12.6 million and $16.0 million, respectively, and the potential gain in fair value resulting from a hypothetical 10% increase in the underlying equity prices would be approximately $1.3 million and $1.6 million, respectively. Conversely, the potential loss in fair value resulting from a hypothetical 10% decrease in the underlying equity prices would be approximately $1.3 million and $1.6 million at December 31, 2002 and 2001, respectively.

For a discussion of the Company's investment in the Fund, see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.

             Independent Auditors' Report                                 26

             Balance Sheets December 31, 2002 and 2001                    27

             Statements of Operations and Retained Earnings for the
             years ended December 31, 2002, 2001 and 2000                 28

             Statements of Changes in Stockholders' Equity for the
             years ended December 31, 2002, 2001 and 2000                 29

             Statements of Cash Flows for the years ended December
             31, 2002, 2001 and 2000                                      31

             Notes to the Financial Statements                            32

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders of
MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
One Financial Place
Collymore Rock
St. Michael, Barbados

We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited (the "Company") as of December 31, 2002 and 2001 and the related statements of operations and retained earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 2002 and 2001 and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.





                                                           CHARTERED ACCOUNTANTS

Deloitte & Touche LLP
Bridgetown, Barbados
February 24, 2003

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                      (Expressed in United States dollars)


                                                         Notes               2002               2001
                                                    -------------    -----------------  -----------------
ASSETS
Investments
   Debt securities                                                    $     74,393,966   $     74,444,312
   Equity securities                                                        12,597,450         15,989,057
                                                                      -----------------  -----------------
     Total Investments                                    3,7               86,991,416         90,433,369
                                                                      =================  =================

Cash and cash equivalents                                  7                   257,303            142,992
Accrued investment income                                                      572,241            789,199
Due from Motors Insurance Corporation                                          379,634          1,390,278
Deferred acquisition costs                                                  19,810,917         22,810,217
Advances to shareholders                                                       323,206            527,500
Prepayments                                                                     44,779             37,500
                                                                      -----------------  -----------------
     Total Assets                                                          108,379,496        116,131,055
                                                                      =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Unearned premiums                                                       83,482,170         89,634,122
    Reserves for unpaid losses                             4                 3,650,641          3,949,590
    Accrued liabilities                                                        180,205            181,321
                                                                      -----------------  -----------------
       Total Liabilities                                                    87,313,016         93,765,033
                                                                      -----------------  -----------------

COMMITMENTS AND CONTINGENCIES                              7                        --                 --
-----------------------------

STOCKHOLDERS' EQUITY                                       5
Share capital
- Common stock - no par value;
     Authorized - 2,000 shares;
     Issued and outstanding - 2,000 shares                                     200,000            200,000
- Participating stock - no par value;
     Authorized - 100,000 shares;
     Issued and outstanding -
     23,300 shares at December 31, 2002 and 25,000
     shares at December 31, 2001                                             1,747,500          1,875,000
                                                                      -----------------  -----------------
                                                                             1,947,500          2,075,000
Retained earnings                                          8                20,276,888         18,521,974
Accumulated other comprehensive (loss)/income                               (1,157,908)         1,769,048
                                                                      -----------------  -----------------
     Total Stockholders' Equity                                             21,066,480         22,366,022
                                                                      -----------------  -----------------

Total Liabilities and Stockholders' Equity                            $    108,379,496   $    116,131,055
                                                                      =================  =================

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)


                                                                             Years Ended December 31,
                                                                -----------------------------------------------------
                                                     Notes            2002                2001               2000
                                                    ------      ----------------    ---------------     -------------
INCOME
   Reinsurance premiums assumed                        6        $   45,296,200      $  51,131,226       $  52,352,900
   Recapture of unearned reinsurance premiums          9            (1,635,656)                --                  --
   Decrease in unearned premiums                                     6,151,952          2,281,343           2,025,900
                                                                ---------------     --------------      -------------
   Premiums earned                                                  49,812,496         53,412,569          54,378,800
                                                                ---------------     --------------      -------------

   Investment Income
     Interest earned                                                 4,268,676          4,518,711           5,122,439
     Realized gains/(losses) on investments - net                    2,099,677          1,632,053            (313,531)
                                                                ---------------     --------------      -------------
   Investment income                                                 6,368,353          6,150,764           4,808,908
                                                                ---------------     --------------      -------------

TOTAL INCOME                                                        56,180,849         59,563,333          59,187,708
                                                                ---------------     --------------      -------------

EXPENSES
   Acquisition costs                                                12,508,680         13,858,660          14,143,309
   Losses paid                                                      35,970,182         40,029,694          40,673,197
   (Decrease)/increase in loss reserves                               (298,949)          (805,120)             29,471
   Administrative expenses
     Related parties                                                   273,361            273,592             245,953
     Other                                                             402,457            475,589             417,405
                                                                ---------------     --------------      -------------

TOTAL EXPENSES                                                      48,855,731         53,832,415          55,509,335
                                                                ---------------     --------------      -------------

NET INCOME, for the year                                             7,325,118          5,730,918           3,678,373

RETAINED EARNINGS, beginning of year                                18,521,974         16,247,004          13,190,576

LESS: DIVIDENDS                                                     (4,318,225)        (3,083,096)           (673,134)

(DEDUCT)/ADD SURPLUS AMOUNTS ON REDEMPTION OF
   PARTICIPATING STOCK                                              (1,251,979)          (372,852)             51,189
                                                                ---------------     --------------      -------------

RETAINED EARNINGS, end of year                                  $   20,276,888      $  18,521,974       $  16,247,004
                                                                ===============     ==============      =============

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)

                                                                      December 31, 2002
                                        -------------------------------------------------------------------------------
                                                                                Accumulated
                                           Total                                   Other
                                        Shareholders'Comprehensive  Retained   Comprehensive              Participating
                                           Equity       Income      Earnings   (Loss)/Income Common Stock    Stock
                                        ------------ ------------- ----------- ------------- ------------ ------------
Balance at December 31, 2001            $ 22,366,022  $       --   $18,521,974 $   1,769,048 $    200,000 $  1,875,000
Comprehensive income:
Net income                                 7,325,118    7,325,118    7,325,118            --           --           --
Other comprehensive income, net of tax:
     Unrealized loss on securities,
       net of reclassification            (2,926,956)  (2,926,956)          --    (2,926,956)          --           --
                                                      ------------
     Comprehensive income                         --  $ 4,398,162           --            --           --           --
                                                      ============
Dividends declared and paid
   on participating stock                 (4,318,225)               (4,318,225)           --           --           --
Participating stock
   Issued                                     15,000                        --            --           --       15,000
   Redeemed                               (1,394,479)               (1,251,979)           --           --     (142,500)
                                        ------------               ----------- ------------- ------------ ------------
Balance at December 31, 2002            $ 21,066,480               $20,276,888 $  (1,157,908)$    200,000 $  1,747,500
                                        ============               =========== ============= ============ ============

Disclosure of reclassification amount
     Unrealized holding losses arising
     during period                        (5,026,633)
     Add: reclassification adjustment
     for gains included in net income      2,099,677
                                        ------------
     Net unrealized loss on securities  $ (2,926,956)
                                        ============

                                                                      December 31, 2001
                                        -------------------------------------------------------------------------------
                                                                                Accumulated
                                           Total                                   Other
                                        Shareholders'Comprehensive  Retained   Comprehensive              Participating
                                           Equity       Income      Earnings   (Loss)/Income Common Stock    Stock
                                        ------------ ------------- ----------- ------------- ------------ ------------
Balance at December 31, 2000            $ 21,121,927 $        --   $16,247,004 $   2,732,423 $    200,000 $  1,942,500
Comprehensive income:                                                                     --           --           --
Net income                                 5,730,918    5,730,918    5,730,918
Other comprehensive income, net of tax:
     Unrealized loss on securities,
       net of reclassification              (963,375)    (963,375)          --      (963,375)          --           --
                                                      ------------
     Comprehensive income                         --  $ 4,767,543           --            --           --           --
                                                      ============

Dividends declared and paid
   on participating stock                 (3,083,096)               (3,083,096)           --                        --
Participating stock
   Issued                                      7,500                        --            --           --        7,500
   Redeemed                                 (447,852)                 (372,852)           --           --      (75,000)
                                        ------------               ----------- ------------- ------------ ------------
Balance at December 31, 2001            $ 22,366,022              $ 18,521,974 $   1,769,048 $    200,000 $  1,875,000
                                        ============               =========== ============= ============ ============

Disclosure of reclassification amount
     Unrealized holding losses arising
     during period                        (2,595,428)
     Add: reclassification adjustment
     for gains included in net income      1,632,053
                                        ------------
     Net unrealized loss on securities  $   (963,375)
                                        ============

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)

                      (Expressed in United States dollars)

                                                                      December 31, 2000
                                        -------------------------------------------------------------------------------
                                                                                Accumulated
                                           Total                                   Other
                                        Shareholders'Comprehensive  Retained   Comprehensive              Participating
                                           Equity       Income      Earnings   (Loss)/Income Common Stock    Stock
                                        ------------ ------------- ----------- ------------- ------------ ------------
Balance at December 31, 1999            $ 15,223,117  $        -- $ 13,190,576 $    (162,459)$    200,000 $  1,995,000
Comprehensive income:
Net income                                 3,678,373    3,678,373    3,678,373            --           --           --
Other comprehensive income, net of tax:
     Unrealized loss on securities,
       net of reclassification             2,894,882    2,894,882           --     2,894,882           --           --
                                                      ------------
     Comprehensive income                         --  $ 6,573,255           --            --           --           --
                                                      ============

Dividends declared and paid
   on participating stock                   (673,134)                 (673,134)           --           --           --
Participating stock
   Issued                                      7,500                        --            --           --        7,500
   Redeemed                                   (8,811)                   51,189            --           --      (60,000)
                                        ------------               ----------- ------------- ------------ ------------
Balance at December 31, 2000            $ 21,121,927              $ 16,247,004 $   2,732,423 $    200,000 $  1,942,500
                                        ============               =========== ============= ============ ============

Disclosure of reclassification amount
     Unrealized holding gains arising
     during period                         3,208,413
     Add: reclassification adjustment
     for losses included in net income      (313,531)
                                        ------------
     Net unrealized loss on securities  $  2,894,882
                                        ============

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)

                                                                                Years Ended December 31,
                                                                    --------------------------------------------------
                                                                          2002              2001             2000
                                                                    ---------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Reinsurance premiums collected                                   $   48,171,023    $   48,312,795    $  64,624,446
   Reinsurance premiums returned                                        (1,635,656)               --      (24,934,234)
   Losses and acquisition expenses paid                                (47,168,004)      (52,571,957)     (59,203,627)
   Administrative expenses paid                                           (667,237)         (791,054)        (698,452)
   Investment income received                                            4,497,215         4,623,433        6,376,462
                                                                    ---------------   ---------------   --------------
Net cash provided by/(used in) operating activities                      3,197,341          (426,783)     (13,835,405)
                                                                    ---------------   ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investments                                           (248,329,909)      (71,853,926)    (173,786,271)
   Sales and maturities of investments                                 250,944,583        74,210,913      163,430,130
                                                                    ---------------   ---------------   --------------
Net cash provided by/(used in) investing activities                      2,614,674         2,356,987      (10,356,141)
                                                                    ---------------   ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of participating stock                            15,000             7,500            7,500
   Redemption of participating stock                                    (1,394,479)         (447,851)          (8,811)
   Dividends paid                                                       (4,318,225)       (3,083,096)        (673,134)
                                                                    ---------------   ---------------   --------------
Net cash used in financing activities                                   (5,697,704)       (3,523,447)        (674,445)
                                                                    ---------------   ---------------   --------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                           114,311        (1,593,243)     (24,865,991)
CASH AND CASH EQUIVALENTS, beginning of year                               142,992         1,736,235       26,602,226
                                                                    ---------------   ---------------   --------------
CASH AND CASH EQUIVALENTS, end of year                              $      257,303    $      142,992    $   1,736,235
                                                                    ===============   ===============   ==============


                                                                                Years Ended December 31,
                                                                    --------------------------------------------------
                                                                         2002              2001             2000
                                                                    ---------------   ---------------   --------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY/(USED IN) OPERATING ACTIVITIES
   Net income                                                      $    7,325,118    $    5,730,918    $     3,678,373
   Realized (gains)/losses on investments                              (2,099,677)       (1,632,053)           313,531
   Change in:
   Accrued investment income                                              216,958           114,535          1,350,045
   Deferred acquisition costs                                           2,999,300         1,087,804            520,549
   Advances to shareholders                                               204,294          (337,500)                --
   Prepayments                                                             (7,279)             (250)          (181,250)
   Unearned premiums                                                   (6,151,952)       (2,281,343)        (2,025,900)
   Reserves for unpaid losses                                            (298,949)         (805,120)            29,471
   Accrued liabilities                                                     (1,116)           55,368           (150,163)
   Due from/to Motors Insurance Corporation                             1,010,644        (2,359,142)       (17,370,061)
                                                                    ---------------   ---------------   --------------
NET CASH PROVIDED BY/(USED IN)
   OPERATING ACTIVITIES                                             $   3,197,341     $    (426,783)    $  (13,835,405)
                                                                    ===============   ===============   ==============

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)


Note 1.   OPERATIONS

          The Company is incorporated under the laws of Barbados and is a licensed insurer under the Exempt Insurance Act, 1983 and amendments thereto.

          As of December 2002, all of the common stock of the Company is owned by GMAC Insurance Holdings, Inc. ("GMACI"). Prior to that date, all of the common stock of the Company was owned by Motors Insurance Corporation ("MIC"), a wholly-owned subsidiary of GMACI. GMACI (the "common stockholder") is an indirect wholly-owned subsidiary of General Motors Corporation. The principal activity of the Company is the assumption of mechanical motor vehicle service agreements arising under insurance policies reinsured by MIC and attributable to an MIC Mechanical Account in respect of which shares of Participating Stock are issued and outstanding. All premiums received were assumed from MIC.

Note 2.   SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The financial statements are stated in United States dollars and prepared in conformity with accounting principles generally accepted within the United States of America.

          Reclassifications

          Certain amounts from 2000 and 2001 have been reclassified to conform with 2002 classification.

          Use of Estimates

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Premium Income and Acquisition Costs

          Reinsurance premiums are based on the Company assuming (after ceding commission) 75% of the original policy premiums written by the direct insurer prior to October 1, 2001 and 80% for policy premiums written by the direct insurer, on and after October 1, 2001. Of these reinsurance premiums, 75% is retroceded to the Company when written and the remaining 25% when such premiums are earned (net of ceding commissions and excise taxes).

          Premiums are written on the basis of quarterly cessions and earned relative to anticipated loss exposures. Acquisition costs, consisting of ceding commissions and excise taxes, are taken into income on the basis of premiums earned.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)


Note 2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Investments

          Investments, all of which are available for sale, are comprised of interest-bearing marketable securities, and an investment in an international equity fund (the "Fund"), which are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Investments with original maturities of less than 90 days are classified as cash equivalents. Unrealized appreciation (depreciation) is included in accumulated other comprehensive income (loss).

          Realized gains and losses on the sale of investments and losses from other than temporary impairment are included as investment income and are calculated based on amortized costs. To determine the amounts recorded as other than temporary impairment for its fixed income investment held, the Company evaluated, among other things, the length of time and the extent that the security's market value has been valued at less than cost; the financial health of the issuer, including any specific events which may influence the issuer; the Company's intent to hold the investment; and the security's rating as determined by an independent rating agency. If an investment's unrealized loss position was determined to be other than temporary in nature, the underlying security's cost basis was written down to the market value at the time that the impairment charge was recorded.

          The Company's investment in the Fund was reviewed using the applicable criteria described above and such review also included the following procedures to determine whether any charge for other than temporary impairment was necessary:

          1. Reviewing the relationship between the Fund's market value compared to its historical cost since its purchase. This included examining the period of time that the Fund was consecutively in an unrecognized loss position.
          2. Reviewing the volatility of the Fund to determine if there has been a demonstrated ability for it to recover from an unrealized loss position.
          3. Examining the concentration of the Fund from a geographical, industry, and individual security standpoint.

          Reserves for Unpaid Losses

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

          Taxation

          The Company received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes which expired on December 31, 2001. Beginning January 1, 2002, the Company is subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum until December 31, 2016.

          Stockholders who are United States residents are taxed in the United States on their share of the Company's income on an imputed basis.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)


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

Note 3.   INVESTMENTS

          The cost and fair value of investments in debt securities and equities are as follows:

                                                                        Gross            Gross
                                                                     Unrealized       Unrealized           Fair
                                                       Cost         Appreciation     Depreciation         Value
                                                 --------------    --------------   ---------------  --------------
            December 31, 2002:
            Governments and their agencies       $   46,895,064    $    1,486,701   $       (6,610)  $   48,375,155
            Corporations                             24,387,615         1,121,565          (26,394)      25,482,786
            Supranationals                              497,900            38,125               --          536,025
                 Sub-total debt securities           71,780,579         2,646,391          (33,004)      74,393,966
            Capital International Fund               16,368,745                --       (3,771,295)      12,597,450
                                                 --------------    --------------   ---------------  --------------
                 Total                           $   88,149,324    $    2,646,391   $   (3,804,299)  $   86,991,416
                                                 ==============    ==============   ===============  ==============


                                                                        Gross            Gross
                                                                     Unrealized       Unrealized           Fair
                                                       Cost         Appreciation     Depreciation         Value
                                                 --------------    --------------   ---------------  --------------
            December 31, 2001:
            Governments and their agencies       $   45,182,051    $    1,221,744   $           --   $   46,403,795
            Corporations                             18,886,693           401,564               --       19,288,257
            Supranationals                            8,347,098           405,162               --        8,752,260
                                                 --------------    --------------   ---------------  --------------
                 Sub-total debt securities           72,415,842         2,028,470               --       74,444,312
            Capital International Fund               16,248,479                --         (259,422)      15,989,057
                                                 --------------    --------------   ---------------  --------------
                 Total                           $   88,664,321    $    2,028,470   $     (259,422)  $   90,433,369
                                                 ==============    ==============   ===============  ==============

              The cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepayment obligations with or without call or prepayment penalties.

                                                                                 Fair
                                                                Cost             Value
                                                        ---------------   ---------------
            Due after one year through five years       $    25,506,618   $    26,232,434
            Due after five years through ten years           17,894,580        18,956,911
            Due after ten years through thirty years         28,379,381        29,204,621
                                                        ---------------   ---------------
                                                        $    71,780,579   $    74,393,966
                                                        ===============   ===============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)


Note 3.   INVESTMENTS (CONTINUED)

          In 2002, gross gains of $3,516,788 and gross losses of $1,417,111 were realized. In 2001, gross gains of $2,067,143 and gross losses of $435,090 were realized. In 2000, gross gains of $1,735,049 and gross losses of $2,048,580 were realized. For the years ended December 31, 2002 and 2001, of the realized loss recorded, $159,632 and nil, respectively was recorded for investments whose losses were determined to be other than temporary.

          The following summarizes net unrealized appreciation (depreciation) on investments:

            Balance, December 31, 1999                 $    (162,459)
                 Net appreciation                          2,894,882
                                                       ---------------
            Balance at December 31, 2000               $   2,732,423
                 Net depreciation                           (963,375)
                                                       ---------------
            Balance at December 31, 2001               $   1,769,048
                 Net depreciation                         (2,926,956)
                                                       ---------------
            Balance at December 31, 2002               $  (1,157,908)
                                                       ===============

          At December 31, 2002, the investment portfolio is comprised of approximately 86% (2001 - 82%) in diverse debt securities, which do not result in any concentration of credit risk and 14% (2001 - 18%) in an international equity fund based on market value. At December 31, 2002 and 2001, 100% of the Company's investments are denominated in United States dollars.

Note 4.   RESERVES FOR UNPAID LOSSES

          The following table sets forth an analysis of changes in the reserves for unpaid losses for the years ended December 31, 2002, 2001, and 2000:

                                                            2002               2001                2000
                                                        ------------        ------------       -------------
            Beginning balance in reserves for
               losses                                   $  3,949,590        $  4,754,710       $  4,725,239
                                                        ------------        ------------       -------------

            Add/(deduct) provision for losses
               incurred related to:
               Current claim year                         36,929,150          40,529,340         41,579,713
               Prior claim years                          (1,347,207)         (1,304,766)          (877,045)
                                                        ------------        ------------       -------------
            Total                                         35,581,943          39,224,574         40,702,668
                                                        ------------        ------------       -------------

            Deduct paid losses attributable to:
               Current claim year                         33,288,213          36,590,250         36,837,642
               Prior claim years                           2,592,679           3,439,444          3,835,555
                                                        ------------        ------------       -------------

            Total                                         35,880,892          40,029,694         40,673,197
                                                        ------------        ------------       -------------

            Ending balance in reserves for losses       $  3,650,641        $  3,949,590       $  4,754,710
                                                        ============        ============       =============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)


Note 4.   RESERVES FOR UNPAID LOSSES (CONTINUED)

          As a result, of change in estimates of losses incurred in prior years, the provisions for losses incurred in 2002, 2001, and 2000 decreased by $1,347,207, $1,304,766, and $877,045, respectively.

          The Company utilizes a percentage of earned premiums for the corresponding quarter to calculate reserves for unpaid losses. The factor utilized is influenced by, among other things, the extent of utilizing electronic claim settlement processes and the ability of eligible participants to submit claim payments without requiring the pre-approval by an adjuster. At December 31, 2001 as a result of the increased utilization of such processes, the factor used to estimate reserves for unpaid losses was reduced. At December 31, 2002, the factor used was consistent with that used at December 31, 2001.

Note 5.   STOCKHOLDERS' EQUITY

          All of the Company's Common Stock is held by GMAC Insurance Holdings, Inc. Prior to December 2002, the Company's Common Stock was owned by MIC.

          During year 2002, two additional series of 100 shares of Participating Stock were issued as compared to one series of 100 shares for the year ended December 31, 2001. In addition, during 2002 the Board of Directors (the "Board") redeemed eighteen series of 100 shares, which had been previously placed in run-off and had reached fully earned position during 2002. In addition, the Board redeemed one series of 100 shares for $230,538, which represents the balance in the capital and surplus account at July 1, 2002. Also, MIC recaptured the unearned premiums and loss reserves for the series (see Note 9). During 2001, the Board redeemed ten series of 100 shares, which had been previously placed in run-off which had reached a fully earned position during 2001.

          In the years ended, December 31, 2002, 2001, and 2000 costs in the amount of $90,753, $106,751, and $98,992, respectively, were incurred in the sale of Participating Stock. MIC reimbursed the Company directly for these expenses. Such reimbursements are deducted from the gross administrative expenses of the Company.

          The Common Stockholder is entitled to elect five directors, at least one of whom must be a resident of Barbados. The Common Stockholder has no right to vote with respect to liquidation of the Company. The Common Stockholder generally has the sole right to vote on matters not specifically reserved to Participating Stock.

          The holders of Participating Stock as a class are entitled to elect one director. Generally, liquidation of the Company requires approval by at least 75% of the outstanding shares of this class. Any redemption of a series of shares requires a vote of the Board of Directors, provided that the director representing holders of the Participating Stock votes in favor of the redemption. Any changes in the Company's Articles of Incorporation or By-Laws require the approval of a majority of the shares of Participating Stock present and voting together with a majority of the shares of Common Stock.

          From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 2002 and 2001, there were no funds held in escrow.

Note 6.   REINSURANCE PREMIUMS

          Under the provisions of the retrocession agreement, the Company will assume future additional premiums of $27,827,390 ($29,878,041 at December 31, 2001) relating to premiums written by Motors

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)


          Insurance Corporation, but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.   LETTER OF CREDIT

          The Company has provided an irrevocable letter of credit to MIC in the amount of $68,500,000 at December 31, 2002 ($72,350,000 at December
          31, 2001) to collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and investments are assigned to collateralize the letter of credit. At December 31, 2002 the fair value of such assets was $87,820,960 ($91,365,560 at December 2001).

Note 8.   RETAINED EARNINGS

          Items of income or loss and premiums and expenses attributable to insurance underwriting activities are determined as of the end of each calendar quarter and are allocated to the Participating Stockholders' subsidiary capital accounts.

          An amount equal to one percent of assumed premiums is allocated to the capital account of the Common Stockholder. Such allocations accumulate as restricted retained earnings and may be used to advance capital to any Participating Stockholders who incur a deficit in their subsidiary capital accounts. Any such advances are repayable out of future profitable operations of the respective Participating Stockholder. Amounts allocated to the Common Stockholder, net of advances to Participating Stockholders, are presented in the table below.

          Dividends may be declared and paid at the discretion of the Company's Board of Directors, subject to the right of holders of Participating Stock to receive minimum dividends. The minimum annual dividend payable on each share shall be such share's pro-rata portion of an amount equal to twenty percent of the net income, if any, for the preceding year attributable to the subsidiary capital account associated with the series of which that share is part, provided:

          i) the Company meets Barbados' regulatory requirement without regard to any letter of credit or guarantee; and

          ii) the related subsidiary capital account meets those requirements after giving effect to the dividend.

          Barbados law requires that the Company maintain a minimum margin of solvency based generally on the amount of premiums earned in the preceding year. At January 1, 2003, the Company's required minimum margin of solvency computed in accordance with Barbados law was approximately $5,481,250.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                      (Expressed in United States dollars)


Note 8.   RETAINED EARNINGS (CONTINUED)

          Retained earnings applicable to the Common and Participating Stockholders are comprised of the following:

                                                           Common          Participating           Total
                                                        -------------      -------------       -------------
            Balance, December 31, 1999                  $     14,234       $ 13,176,342        $ 13,190,576

            Net income for the year                           11,717          3,666,656           3,678,373
            Dividend paid                                         --           (673,134)           (673,134)
            Redemption of participating stock                     --             51,189              51,189
                                                        -------------      -------------       -------------

            Balance, December 31, 2000                        25,951         16,221,053          16,247,004

            Net income for the year                           19,868          5,711,050           5,730,918
            Dividend paid                                         --         (3,083,096)         (3,083,096)
            Redemption of participating stock                     --           (372,852)           (372,852)
                                                        -------------      -------------       -------------

            Balance, December 31, 2001                        45,819         18,476,155          18,521,974

            Net income for the year                           17,511          7,307,607           7,325,118
            Dividend paid                                         --         (4,318,225)         (4,318,225)
            Redemption of participating stock                     --         (1,251,979)         (1,251,979)
                                                        -------------      -------------       -------------
            Balance, December 31, 2002                      $ 63,330       $ 20,213,558        $ 20,276,888
                                                        =============      =============       =============


Note 9.   RECAPTURE OF UNEARNED REINSURANCE PREMIUMS

          During 2002, the Company entered a recapture agreement with MIC for one series of Participating Stock. Under the agreement MIC recaptured premiums of $1,635,656, which represents unearned premiums and an amount equal to $57,426 for losses incurred, but unpaid with respect to the recaptured business as of June 30, 2002. Additionally, MIC has paid the Company a recapture commission of $391,954 and a refund of U.S. Federal Excise Tax of $16,357, which represents the deferred portion of the ceding commissions and taxes previously paid by the Company. Upon recapturing these shares, such amounts were transferred into a new series of Participating Stock of another mechanical service contract reinsurance company that assumes business from MIC.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on May 8, 2002. One director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:

NAME                       AGE           POSITION WITH THE COMPANY
                                         AND OTHER EMPLOYMENT (DURING
                                         PAST FIVE YEARS)
William B. Noll             60           Chairman, Chief Executive Officer, President and Director
                                         (President, GMAC Insurance Holdings, Inc., 1997 to present;
                                         President, Motors Insurance Corporation ("MIC"), 1999 to
                                         present; Executive Vice-President & Chief Financial Officer,
                                         MIC, 1993-1999)

                                         Mr. Noll became President and Director in 1995.

Thomas D. Callahan          50           Executive Vice-President and Director (Senior Vice President,
                                         MIC, 1998 to present; Vice-President, MIC, 1994-1998)

                                         Mr. Callahan became Executive Vice-President and Director in
                                         April of 1999.

John J. Dunn, Jr.           44           Vice-President and Director (Treasurer, GMAC Insurance
                                         Holdings, Inc., 1997 to present; Vice-President and Treasurer,
                                         MIC, 1998 to present; Assistant Treasurer, MIC, 1995-1998;
                                         Manager, Coopers & Lybrand, L.L.P.)

                                         Mr. Dunn became Vice-President and Director in 1996.

Robert E. Capstack          62           Vice-President and Director (Section Manager, MIC, 1994 to present;
                                         Vice-President, GMAC Securities Corporation, 1999)

                                         Mr. Capstack became Vice-President and Director in April of 1999.

Peter R. P. Evelyn          61           Director (Attorney, 2002 to present; Partner, Evelyn, Gittens &
                                         Farmer, a Barbados law firm (1986-2002))

                                         Mr. Evelyn became a Director in 1986.





Harvey J. Koning            61           Director (President, Grand Oldsmobile Center, Inc., Grand
                                         Rapids, Michigan, 1983)

                                         Mr. Koning became a Director in 2002.

Ronald W. Jones             50           Vice-President, Principal Financial Officer and Principal
                                         Accounting Officer (Deputy Chairman, Aon Insurance Managers
                                         (Barbados), Ltd. (1986 to present))

                                         Mr. Jones has served as Vice-President, Finance since 1987.

Michael B. Boyce            63           Secretary (Principal, Colybrand Company Services, Limited,
                                         Barbados, 1993 to present; previously Principal, Price
                                         Waterhouse, Eastern Caribbean)

                                         Mr. Boyce was elected Secretary in 1994. Mr. Boyce served
                                         previously as our Assistant Secretary.

The directors and officers named above serve in those capacities until the next annual meeting of shareholders following their election.

ITEM 11. EXECUTIVE COMPENSATION

No director or officer of the Company is compensated directly for services as such. However, each director and officer of the Company is reimbursed for expenses incurred for attendance at Board, committee, and shareholder meetings. In addition, Mr. Jones is an officer of the Manager. The Manager receives management fees and compensation for financial and administrative services that it provides to the Company. Mr. Evelyn serves as the Company's Barbados counsel; and Mr. Boyce is affiliated with Colybrand Company Services, Limited, St. Michael, Barbados, which receives compensation for corporate secretarial services provided to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                    Name And Address Of         Amount And Nature Of
        Title Of Class               Beneficial Owner           Beneficial Ownership           Percent Of Class
------------------------------- ---------------------------- ---------------------------- ----------------------------
Common Stock                    GMAC Insurance Holdings,            2,000 shares                     100%
                                Inc.
                                300 Galleria Officentre
                                Suite 200
                                Southfeild, MI 48034
------------------------------- ---------------------------- ---------------------------- ----------------------------
Participating Stock             Harvey J. Koning                     100 shares                      0.4%
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See ITEM 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and ITEM 11, EXECUTIVE COMPENSATION.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). The Company's principal executive officer and its principal financial officer evaluated the effectiveness of these disclosure controls and procedures in connection with the preparation of this annual report. They concluded that the controls and procedures are effective and adequate at this time. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Document List

          (1)  Financial Statements

               The following are included in Item 8:

               (i)  Independent Auditors' Report.

               (ii) Balance Sheets, December 31, 2002 and 2001

               (iii) Statements of Operations and Retained Earnings for the
                    years ended December 31, 2002, 2001 and 2000

               (iv) Statements of Cash Flows for the years ended December 31,
                    2002, 2001 and 2000

               (v) Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

               (vi) Notes to Financial Statements.

          (2) Financial Statement Schedules: Schedules are omitted because of the absence of the conditions under which they are required or because the information required is presented in the financial statements or related notes.

          (3) Exhibits: The following exhibits are included in response to Item 15(c):

               3(a) Restated Articles of Incorporation and amendments thereto filed by reference to Exhibit 3(I) to Quarterly Report on Form 10Q File No. 033-06534 for the quarterly period ended June 30, 1996.

               3(b) By-laws of the Company, as amended.*

               4 Specimen Participating Stock Certificate filed by reference to Exhibit 4 of Amendment No. 1 to Registration Statement on Form S-1, File No. 033-06534, dated February 12, 1987.

              10(a) Form of Principal Retrocession Agreement between Motors
                    Insurance Corporation and Registrant filed by reference to
                    Exhibit 10(a) of the Registration Statement on Form S-1, File No. 033-06534, dated June 18, 1986.

              10(b) Form of Supplemental Retrocession Agreement between Motors
                    Insurance Corporation and Registrant filed by reference to
                    Exhibit 10(b) of the Registration Statement on Form S-1, File No. 033-06534, dated June 18, 1986.

              10(c) Specimen Stock Purchase Agreement filed by reference to
                    Exhibit 10(c) to Amendment No. 2 to Registration Statement on Form S-1, File No. 033-06534, dated May 22, 1987.

              10(d) Insurance Management Agreement between Registrant and Aon
                    (formerly Alexander) Insurance Managers (Barbados), Ltd., effective January 1, 1996 filed by reference to Exhibit 10(e) to Annual Report on Form 10-K, File No. 033-06534 for the year ended December 31, 1996.

              10(e) Investment Management Agreement between Registrant and
                    BlackRock International, Ltd. filed by reference to Exhibit 10(f) to Annual Report on Form 10-K, File No. 033-06534 for the year ended December 31, 2000.

              99(a) Certification Form filed by reference to Exhibit 28(a) to
                    Amendment No. 2 to Registration Statement on Form S-1, File No. 033-06534, dated June 18, 1986.

              99(b) Guarantee issued by the Minister of Finance of Barbados filed by reference to Exhibit 99(b) to Amendment No. 2 to Registration Statement on Form S-2, File No. 033-060105, dated April 23, 1996.

              99(c) Certification of the Company's CEO pursuant to 18 U.S.C.
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

              99(d) Certification of the Company's CFO pursuant to 18 U.S.C.
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          *    Filed as Exhibit herewith.

     (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 2002 have been filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                            (Registrant)

                           By  /s/ Ronald W. Jones
                               _____________________
                               Ronald W. Jones
                               Vice-President, Finance

                           Date:  March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature                   Title                               Date

/s/ William B. Noll         Chairman, Chief Executive           March 31, 2003
-----------------------     Officer, President and
   William B. Noll          Director


/s/ Thomas D. Callahan      Executive Vice-President and        March 31, 2003
-----------------------     Director
  Thomas D. Callahan

/s/ John J. Dunn, Jr.       Vice-President and                  March 31, 2003
-----------------------     Director
   John J. Dunn, Jr.

/s/ Robert E. Capstack      Vice-President and                  March 31, 2003
-----------------------     Director
  Robert E. Capstack

/s/ Harvey J. Konig
-----------------------     Director                            March 31, 2003
   Harvey J. Koning

/s/ Peter R. P. Evelyn
-----------------------     Director                            March 31, 2003
   Peter R. P. Evelyn

/s/ Ronald W. Jones
-----------------------     Vice-President                      March 31, 2003
    Ronald W. Jones         Finance, Principal
                            Financial and
                            Accounting Officer

                                 CERTIFICATIONS

I, William B. Noll, certify that:

     1. I have reviewed this annual report on Form 10-K of Motors Mechanical Reinsurance Company, Limited;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003


                                            /s/  William B. Noll
                                            -------------------------
                                            William B. Noll
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Ronald W. Jones, certify that:

     1. I have reviewed this annual report on Form 10-K of Motors Mechanical Reinsurance Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003


                                            /s/ Ronald W. Jones
                                            -------------------------
                                            Ronald W. Jones
                                            Principal Financial Officer

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, BY THE REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report with respect to 2001 was distributed to shareholders. The proxy solicitation materials that were sent to shareholders in connection with the Registrant's annual meeting held May 8, 2002 have been previously filed with the Commission. The Registrant does not intend to send an annual report with respect to 2002 to shareholders and the Registrant has not sent proxy solicitation materials with respect to the Registrant's annual meeting to be held May 14, 2003, as of the filing of this report.