Form 10-K/A
period 2002-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2003-05-02
CIK 790381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to

                                   FORM 10-K/A

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


Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   No
                                             ------    -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  YES        No   X
                                             ------    -----

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, was $1,830,000.*

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                            Class                           As of March 31, 2003
       Common Stock, no-par value                                  2,000
       Participating Stock, no-par value                          23,100






* Based on current offering price of $75.00 per share.

                                Explanatory Note

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") is being filed for the exclusive purpose of filing as an exhibit to the Form 10-K proxy materials sent to the Registrant's shareholders with respect to an annual meeting of shareholders to be held on May 14, 2003, which materials were provided to the Registrant's shareholders subsequent to the filing of the Form 10-K. These materials are filed as Exhibit 20(a) to this Amendment No. 1 to the Form 10-K.

                                     PART IV

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

               3(b) By-laws of the Company, as amended.**

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

               20(a) Proxy solicitation materials sent to shareholders in connection with annual meeting to be held on May 14, 2003.*

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

               99(c) Certification of the Company's CEO pursuant to 18 U.S.C.
                     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

               99(d) Certification of the Company's CFO pursuant to 18 U.S.C.
                     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

               *    Filed as an Exhibit herewith.

               ** Previously filed on March 31, 2003 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                               (Registrant)

                           By  /s/ Ronald W. Jones
                               ---------------------
                               Ronald W. Jones
                               Vice-President, Finance

                           Date: May 2, 2003

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

Date:    May 2, 2003


                                            /s/ William B. Noll
                                            ----------------------------------
                                            William B. Noll
                                            Chief Executive Officer

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

Date:    May 2, 2003


                                            /s/ Ronald W. Jones
                                            --------------------------------
                                            Ronald W. Jones
                                            Principal Financial Officer