Form 10-Q
period 2003-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2003-05-15
CIK 790381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                   -----------
                                    FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

For quarterly period ended   March 31, 2003
                           ------------------

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

For the transition period from              to
                               ------------    ------------

Commission File Number    033-06534
                          ---------

                 Motors Mechanical Reinsurance Company, Limited
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Barbados                                    N/A
-----------------------------------------  -------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         One Financial Place,
            Collymore Rock
       St. Michael, Barbados, W.I.                          N/A
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)

                          (246) 436-4895 (Registrant's
                     --------------------------------------
                     telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----   -----

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                Yes      No  X
                                   -----   -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                   As of March 31, 2003
         -----                                   --------------------
Common Stock, no par-value                                2,000
Participating Stock, no par-value                        23,100

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          1.   Balance Sheets as of March 31, 2003 and December 31, 2002.

          2. Statements of Operations and Retained Earnings for the three month periods ended March 31, 2003 and 2002.

          3. Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002.

     In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three month period ended March 31, 2003 may not be indicative of results for the full year.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                            March 31,     December 31,
                                                              2003            2002
                                                          (unaudited)      (audited)
                                                          ------------    ------------
ASSETS
  Investments..........................................   $ 87,192,849    $ 86,991,416
  Cash and cash equivalents............................        219,742         257,303
  Accrued investment income............................        589,072         572,241
  Due from Motors Insurance Corporation................              0         379,634
  Deferred acquisition costs...........................     19,080,395      19,810,917
  Advances to Shareholders.............................        447,304         323,206
  Prepaid expenses.....................................          1,875          44,779
                                                          ------------    ------------
  Total Assets.........................................   $107,531,237    $108,379,496
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Unearned premiums..................................   $ 81,560,033    $ 83,482,170
    Reserves for unpaid losses.........................      3,486,792       3,650,641
    Accrued liabilities................................        310,035         180,205
    Due to Motors Insurance Corporation................        473,933               0
                                                          ------------    ------------
    Total liabilities..................................     85,830,793      87,313,016
                                                          ------------    ------------

  STOCKHOLDERS' EQUITY
    Share Capital
      Common Stock-no par value;
        Authorized - 2,000 shares; issued and
        outstanding - 2,000 shares.....................        200,000         200,000

      Participating Stock-no par value;
        Authorized - 100,000 shares; Issued
        and outstanding - 23,100 shares as of
        March 31, 2003 and 23,300 shares as of
        December 31, 2002..............................      1,732,500       1,747,500
                                                          ------------    ------------
                                                             1,932,500       1,947,500

    Retained Earnings..................................     22,084,057      20,276,888

    Accumulated other comprehensive Loss...............     (2,316,113)     (1,157,908)
                                                          ------------    ------------
    Total Stockholders' Equity.........................     21,700,444      21,066,480
                                                          ------------    ------------
    Total Liabilities and Stockholders' Equity.........   $107,531,237    $108,379,496
                                                          ============    ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                           (Expressed in U.S. Dollars)

                                                              Three Month Periods
                                                                Ended March 31,
                                                              2003           2002
                                                          (unaudited)     (unaudited)
                                                          ------------    ------------
INCOME
  Reinsurance premiums assumed.........................   $  9,701,443    $ 10,886,397
  Decrease in unearned premiums........................      1,922,137       1,670,846
                                                          ------------    ------------
  Premiums earned......................................     11,623,580      12,557,243
                                                          ------------    ------------

  Investment income
     Interest earned...................................        943,032       1,154,743
     Realized gains on investments-net.................        287,093         259,176
                                                          ------------    ------------
  Investment income....................................      1,230,125       1,413,919
                                                          ------------    ------------
TOTAL INCOME...........................................     12,853,705      13,971,162
                                                          ------------    ------------

EXPENSES
  Acquisition costs....................................      2,855,009       3,207,604
  Losses paid..........................................      8,057,087       9,405,810
  Decrease in reserves for unpaid losses...............       (163,850)       (153,721)
  Administrative expenses
     - Related Parties.................................         62,147          56,039
     - Other...........................................        158,750         112,956
                                                          ------------    ------------
TOTAL EXPENSES.........................................     10,969,143      12,628,688
                                                          ------------    ------------

NET INCOME.............................................      1,884,562       1,342,474

RETAINED EARNINGS, beginning of period.................     20,276,888      18,521,974

LESS: DIVIDENDS........................................              0      (4,318,225)

LESS: REDEMPTION OF PARTICIPATING STOCK................        (77,393)       (112,925)
                                                          ------------    ------------
RETAINED EARNINGS, end of period.......................   $ 22,084,057      15,433,298
                                                          ============    ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                           (Expressed in U.S. Dollars)

                                                              Three Month Periods
                                                                 Ended March 31,
                                                              2003             2002
                                                          (unaudited)      (unaudited)
                                                          ------------    ------------
Cash flows from operating activities:
   Reinsurance premiums collected......................  $  11,133,050    $ 14,094,604
   Losses and acquisition expenses paid................    (10,844,169)    (12,662,120)
   Administrative expenses recovered/(paid)............         54,382         (42,004)
   Investment income received..........................        908,212       1,241,607
   (Advances to)/Repayments by Shareholders............       (124,098)         90,000
                                                         -------------    ------------
Net cash provided by operating activities..............      1,127,377       2,722,087
                                                         -------------    ------------

Cash flows from investing activities:
   Purchases of investments............................   (123,195,494)    (35,744,063)
   Sales and maturities of investments.................    122,122,949      37,435,314
                                                         -------------    ------------

Net cash (used in)/provided by investing activities....     (1,072,545)      1,691,251
                                                         -------------    ------------

Cash flows from financing activities:
   Redemption of Participating Stock...................        (92,393)       (135,425)
   Dividends paid......................................              0      (4,318,225)
                                                         -------------    ------------
Net cash used in financing activities..................        (92,393)     (4,453,650)
                                                         -------------    ------------

Decrease in cash and cash equivalents..................        (37,561)        (40,312)
Cash and cash equivalents, beginning of period.........        257,303         142,992
                                                         -------------    ------------
Cash and cash equivalents, end of period...............  $     219,742    $    102,680

Reconciliation of net income to net cash provided by
operating activities:
   Net income..........................................      1,884,562       1,342,474
   Realized gains on investments.......................       (287,093)       (259,176)
   Change in:
     Accrued investment income.........................        (16,831)        101,243
     Deferred acquisition costs........................        730,522         819,040
     Advances to Shareholders..........................       (124,098)         90,000
     Prepaid expenses..................................         42,904          (1,875)
     Unearned premiums.................................     (1,922,137)     (1,670,846)
     Reserves for unpaid losses........................       (163,849)       (153,721)
     Accrued liabilities...............................        129,830          44,505
     Due to Motors Insurance Corporation...............        853,567       2,410,443
                                                         -------------    ------------

Net cash provided by operating activities..............  $   1,127,377    $  2,722,087
                                                         -============    ============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Critical Accounting Policies. During the quarter ended March 31, 2003, Motors Mechanical Reinsurance Company, Limited (the "Company") had no change in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

On April 7, 2003, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares aggregating $4,930,473.

Capital Resources. During the quarter ended March 31, 2003, no new series of Participating Shares were issued and 2 series were redeemed, bringing the total number of series issued and outstanding to 231 as of the end of the quarter. As of March 31, 2003, the share capital of the Company was $1,932,500 (compared with $1,947,500 as of December 31, 2002) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,732,500 (compared to paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,747,500 as of December 31, 2002). In addition, the Company had retained earnings in the amount of $22,084,057 as of March 31, 2003 compared with $20,276,888 as of December 31, 2002. The net increase in retained earnings is primarily attributable to investment income earned during the three months ended March 31, 2003 combined with continued improvement in underwriting performance as discussed more fully below.

Results of Operations. During the quarter ended March 31, 2003, the Company had net income of $1,884,562, compared with net income of $1,342,474 for the same period in 2002. As discussed below, the increase in net income for the quarter ended March 31, 2003 compared to the same period in 2002 was primarily a result of improvements in the underwriting performance of the Company as reflected by the reductions in incurred loss ratios for the periods in question. Premiums earned decreased to $11,623,580 during the quarter ended March 31, 2003 compared to $12,557,243 for the same period in 2002. Expenses incurred during the quarter ended March 31, 2003 were $10,969,143 compared to $12,628,688 for the same period in 2002. The Company experienced net underwriting income for the quarter ended March 31, 2003 of $654,437, compared to an underwriting loss of $71,445 for the same period in 2002. The ratio of losses incurred to premiums earned for the quarter under review was 68%, compared to 74% for the same period in 2002.

Other than as noted above, there were no material items to report for the three months ended March 31, 2003.

The decreases in earned premiums and expenses for the quarter ended March 31, 2003, compared to the same period in 2002, were in large part attributable to the decline in the number of Participating Shares outstanding and an increasing number of policies reinsured by the Company are reaching a fully earned position.

The fluctuation in loss ratio for the quarter ended March 31, 2003 compared to the same period in 2002 is a function of the number of claims and the severity of the individual claims and may not represent a trend or recur in future quarters.

Investment income for the quarter ended March 31, 2003 was $1,230,125, compared to $1,413,919 for the same period in 2002. Investment income is derived solely from the Company's investments in fixed income securities, equities and short term cash and cash equivalents. During the quarter ended March 31, 2003, the Company realized gains on the sale of investment securities of $287,093, compared to realized gains of $259,176 during the same period in 2002. The Company realized gains on the sale of investment securities during the quarter ended March 31, 2003 and March 31, 2002 as a result of sales of fixed income securities, the value of which had increased as a result of decreases in market interest rates.

Also, during the three month period ended March 31, 2003, the cash flows from purchases and sales of investments increased significantly from the comparable period of 2002 due to increased activity by the investment manager in buying and selling securities in the Company's fixed income portfolio to realize gains resulting from increased market values and a result of management's decision to take advantage of favorable market conditions. The increased activity in purchases and sales of investments does not constitute a change in the underlying nature of the Company's investment policy. Investments continue to be held and accounted for as "available for sale".

The unrealized loss on investments was $2,316,113 at March 31, 2003, compared to an unrealized loss of $1,157,908 at December 31, 2002. This increase in unrealized losses is mainly due to a decrease in the market value of the Company's investment in an international equity fund, the ("Fund"). As of March 31, 2003, the Fund had an unrealized loss position of $4,652,668, compared to an unrealized loss of $3,771,295 at December 31, 2002. The Company's fixed income portfolio had a net unrealized gain of $2,336,555 at March 31, 2003, compared to a net unrealized gain of $2,613,387 at December 31, 2002.

As a result of adverse developments in international equity markets, the Company continues to experience fluctuations in the value of its equity portfolio. The Company's unrealized loss position could increase in the future. At March 31, 2003 the decline in the value of the Company's investment in the Fund is considered to be temporary in nature and no provision for other than temporary losses has been made. Management will continue to monitor the value of the Company's investment in the Fund in order to determine if losses in value, which could be considered other than temporary, have occurred.

For the quarter ended March 31, 2003 the Company had interest earned of $943,032, compared to $1,154,743 for the same period in 2002 primarily as a result of lower coupon rates on its fixed income investments.

During the first quarter of 2003, the Company did not record any realized loss for other than temporary impairment for its fixed income and equity investments held. To determine the amounts recorded for other than temporary impairment for its fixed income investments, the Company evaluated, among other things, the length of time and the extent that the security's market value has been valued at less than cost; the financial health of the issuer, including any specific events which may influence the issuer; the Company's intent and ability to hold the investment; and the security's rating as determined by an independent rating agency. If an investment's unrealized loss position was determined to be other than temporary in nature, the underlying security's cost basis would have been written down to the market value at the time that the impairment charge was recorded.

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

As of March 31, 2003, the Company's investment in the Fund was in an unrealized loss position of $4,652,668. Utilizing the procedures described above, no charge for other than temporary impairment was recorded in the first quarter of 2003 for the Company's investment in the Fund. This conclusion was based on the procedures described above, the volatility of the Fund over the last year and the ability to be able to recover from unrealized loss positions in a reasonable period of time. As of April 30, 2003, the net unrealized loss position of the Fund was $3,417,768 million or 20.9% of its historical cost. Management will continue to monitor the unrealized loss position of this investment and may record an impairment charge in a future period.

There are inherent uncertainties in applying methodology and procedures described above with the primary uncertainty being the continued instability in most international economies, geographic regions, and industries in which the Fund invests. Should management determine in the future that a decline in the value of any of its investment portfolio is other than temporary, the overall impact on the Company's holdings of fixed income investments and its investment in the Fund is estimated to be a gross loss of approximately $84,000 and $4,653,000, respectively. This represents the gross unrealized loss position at March 31, 2003 of the Company's fixed income and equity portfolio, respectively. The fair value of the Company's investments that are in an unrealized loss position at March 31, 2003 are as follows:

                                                                         Unrealized
Expressed in ($000s)                                         Unrealized   Loss As %
Security Type                          Cost         Market      Loss      of Cost
                                     ---------    ---------  ----------  ----------

Equity Securities
    Capital International Fund....   $16,390.1    $11,737.4   $(4,652.7)    28.4%
                                     ---------    ---------  ----------  ----------

Fixed Income Securities
   U.S. Government...............      2,175.6      2,172.3        (3.3)     0.2%

   U.S. Government Agencies
      & Asset Backed.............     11,803.3     11,773.3       (30.0)     0.3%

   Corporate.....................        404.3        400.5        (3.8)     0.9%

   Corporate Asset Backed........      3,756.1      3,708.8       (47.3)     1.3%
                                     ---------    ---------  ----------

Subtotal-Fixed Income Securities..   $18,139.3    $18,054.9   $   (84.4)
                                     ---------    ---------  ----------
TOTAL.............................   $34,529.4    $29,792.3   $(4,737.1)
                                     =========    =========  ==========


All of the fixed income securities included in the above table are considered investment grade and have maturity dates ranging from April 2003 to February 2033. Excluding the Fund, the Company held positions in 22 fixed income securities with an unrealized loss ranging from approximately $113 to $17,291 (or between 0.1% and 12.3% of cost) at March 31, 2003. Of the above, such securities were in an unrealized loss position for less than 12 consecutive months at March 31, 2003. The Fund has been in an unrealized loss position for 12 consecutive months at March 31, 2003 however, its unrealized loss position as a percentage of historical cost has exceeded 20% for 4 consecutive months at March 31, 2003. All of the other securities in an unrealized loss position at March 31, 2003 were in such a position for 9 consecutive months or less.

At March 31, 2003, the Company's investments are concentrated in the following industries:

                                                                         % of Mkt.       % of Total
                                                           Number of     Value of        Mkt. Value
                                                           Holdings      Investment     of Portfolio
                                                          ----------     ----------     ------------
Equity Securities:
     CIF Mutual Fund (1):
         Information Technology........................                     21.9%
         Financial Services............................                     17.7%
         Consumer Discretionary........................                     14.1%
         Health Care...................................                     13.2%
         Energy........................................                      8.3%
         Telecommunications............................                      6.9%
         Cash & Equivalents............................                      2.9%
         Industrials...................................                      7.0%
         Materials.....................................                      5.1%
         Consumer Staples..............................                      2.1%
         Utilities.....................................                      0.8%
                                                          ----------     ----------     ------------
Subtotal-Equity Securities.............................        1           100.0%           13.5%
                                                          ----------     ----------     ------------

Fixed Income Securities:
     U.S. Government Agencies & Asset Backed...........       44            55.9%           48.4%
     Corporate Asset Backed............................       27            14.2%           12.3%
     Corporate.........................................       83            17.7%           15.3%
     U.S. Government Securities........................       13            11.5%            9.9%
     State & Municipal.................................        1             0.7%            0.6%
     Other.............................................        2             0.0%            0.0%
                                                          ----------     ----------     ------------
Subtotal - Fixed Income Securities.....................      157           100.0%           86.5%
                                                          ----------     ----------     ------------

TOTAL INVESTMENT PORTFOLIO.............................      158                           100.0%
                                                          ==========     ==========     ============

(1) Represents a mutual fund called the Capital International Fund comprised of numerous securities. The Company does not own individual positions in the securities that comprise the Fund. At March 31, 2003 there were 209 different securities comprising the Fund.


Reserves for Unpaid Losses

Reserves for unpaid losses are balance sheet liabilities representing estimates of amounts needed in the future to pay claims under policies with respect to insured events, which have occurred as of the balance sheet dates.

For purposes of establishing reserves for unpaid losses, the Company relies upon the advice of MIC. At March 31, 2003 and December 31, 2002, the Company's reserves for unpaid losses were calculated as a percentage of earned premiums for the corresponding quarter. This calculation is compared to an acceptable range for the reserves developed by actuaries of the ceding company. At March 31, 2003, and December 31, 2002, the reserves for unpaid losses were $3,486,792 and $3,650,641, respectively. At March 31, 2003, the estimated range of reserves for unpaid losses prepared for the Company by the ceding company's actuaries was as follows:

Low end of range:    $2,096,468
High end of range:   $3,133,468

Although the recorded reserves at March 31, 2003 are higher than the high-end of the range of estimated reserves, there is inherent volatility in reserve estimates. Management will continue to evaluate the estimates of reserves for unpaid losses and will, if necessary, adjust them accordingly as trends fully emerge and are confirmed by the underlying claim history.

Since the last reporting date (December 31, 2002), there have been no changes to the key assumptions made to estimate the reserves for unpaid losses and there has been no change in the nature and timing of the change in the estimate of reserves for unpaid losses.

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

Reserves for unpaid losses are established after periodic actuarial reviews, based on judgments of the effects of technological change, manufacturers' warranties, and MIC's historical experience with mechanical motor vehicle service agreements. Consequently, the determination of reserves for unpaid losses is an estimate and a process inherently subject to a number of highly variable factors. Ultimate losses could exceed reserves for unpaid losses and cause the Company to adjust such reserves. Any adjustments to reserves for unpaid losses are reflected in the operating results for the periods in which they become known.

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all business for the periods ended March 31, 2003 and 2002 were 68% and 74%, respectively.

The policies reinsured by the Company are written for multiple years (up to seven years) and losses do not occur equally over the period for which the policies are written, but tend to be clustered in the later years. Therefore, loss experience for prior periods may not be indicative of that for future periods.

Forward Looking Statements

This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "will," "anticipates," "estimates," "intends," "believes" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively, and our ability to grow our business through internal growth as well as though acquisitions. Other risks and uncertainties may be related to the insurance industry in general or the overall economy, such as regulatory developments, industry consolidation and, general economic conditions and interest rates. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in our forward-looking statements.

Item 4.  Controls and Procedures

The Company currently has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). The Company's principal executive officer and its principal financial officer evaluated the effectiveness of these disclosure controls and procedures in connection with the preparation of this report. They concluded that the controls and procedures are effective and adequate at this time. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)

                                  By:  /s/ Ronald W. Jones
                                       ---------------------------
                                       Ronald W. Jones
                                       Vice-President, Finance
                                       Signing on behalf of
                                       the Registrant, and
                                       Principal Financial Officer

Dated:  May 12, 2003

                                  CERTIFICATION


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                               /s/ William B. Noll
                                                 ------------------------------
                                                 William B. Noll
                                                 Chairman, Chief Executive
                                                 Officer, President and Director

                                  CERTIFICATION


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 12, 2003                                /s/ Ronald W. Jones
                                                  ------------------------------
                                                  Ronald W. Jones
                                                  Vice-President, Finance and
                                                  Principal Financial Officer