Form 10-Q
period 2003-06-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2003-08-13
CIK 790381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                   -----------

                                    FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

For quarterly period ended    June 30, 2003
                           ------------------

                                       or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the transition period from              to
                               ------------    ------------

Commission File Number    033-06534
                       --------------

                 Motors Mechanical Reinsurance Company, Limited
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Barbados                                      N/A
-------------------------------------------  -----------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


Bishops Court Hill, St. Michael, Barbados                     N/A
-------------------------------------------  -----------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (246) 436-4895
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----     -----

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes         No  X
                                   -----     -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                            As of June 30, 2003
              -----                            -------------------
Common Stock, no par-value                             2,000
Participating Stock, no par-value                     21,300

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

     1.   Balance Sheets as of June 30, 2003 and December 31, 2002.

     2. Statements of Operations and Retained Earnings for the three month and six month periods ended June 30, 2003 and 2002.

     3. Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002.

     In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the six month period ended June 30, 2003 may not be indicative of results for the full year.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                     AT JUNE 30, 2003 AND DECEMBER 31, 2002
                           (Expressed in U.S. Dollars)

                                                                             June 30,       December 31,
                                                                               2003             2002
                                                                           (unaudited)        (audited)
                                                                          -------------     ------------

ASSETS
     Investments.....................................................      $ 84,759,636     $ 86,991,416
     Cash and cash equivalents.......................................           290,434          257,303
     Accrued investment income.......................................           496,292          572,241
     Due from Motors Insurance Corporation...........................            28,227          379,634
     Deferred acquisition costs......................................        18,533,246       19,810,917
     Advances to participating shareholders..........................           490,614          323,206
     Prepaid expenses................................................             1,250           44,779
                                                                          -------------     ------------

     Total assets....................................................      $104,599,699     $108,379,496
                                                                          =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     LIABILITIES
         Unearned premiums...........................................      $ 80,377,812     $ 83,482,170
         Reserves for unpaid losses..................................         2,879,883        3,650,641
         Accrued liabilities.........................................           221,965          180,205
                                                                          -------------     ------------

         Total liabilities...........................................        83,479,660       87,313,016
                                                                          -------------     ------------

     STOCKHOLDERS' EQUITY
         Share capital
              Common Stock-no par value;
                  Authorized - 2,000 shares; issued and
                  outstanding - 2,000 shares.........................           200,000          200,000

              Participating Stock-no par value;
                  Authorized - 100,000 shares; issued and
                  outstanding - 21,300 shares as of June 30,
                  2003 and 23,300 shares as of December 31, 2002.....         1,597,500        1,747,500
                                                                          -------------     ------------

                                                                              1,797,500        1,947,500

         Retained earnings...........................................        19,253,681       20,276,888

         Accumulated other comprehensive loss........................            68,858       (1,157,908)
                                                                          -------------     ------------

         Total stockholders' equity..................................        21,120,039       21,066,480
                                                                          -------------     ------------

         Total liabilities and stockholders' equity..................      $104,599,699     $108,379,496
                                                                          =============     ============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE
         THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                           (Expressed in U.S. Dollars)

                                                 Three Month Periods             Six Month Periods
                                                   Ended June 30,                  Ended June 30,
                                                2003           2002            2003            2002
                                             (unaudited)    (unaudited)    (unaudited)      (unaudited)
                                            -------------  -------------   -------------   -------------
INCOME
     Reinsurance premiums assumed           $  10,338,239  $  10,667,591   $  20,039,682   $  21,553,988

     Decrease in unearned premiums              1,182,221      1,928,762       3,104,358       3,599,608
                                            -------------  -------------   -------------   -------------

     Premiums earned                           11,520,460     12,596,353      23,144,040      25,153,596
                                            -------------  -------------   -------------   -------------

     Investment income
        Interest earned                           824,807      1,096,433       1,767,839       2,251,176

        Realized gains on
          investments-net                         384,309      1,304,094         671,402       1,563,270
                                            -------------  -------------   -------------   -------------

     Investment income                          1,209,116      2,400,527       2,439,241       3,814,446
                                            -------------  -------------   -------------   -------------

TOTAL INCOME                                   12,729,576     14,996,880      25,583,281      28,968,042
                                            -------------  -------------   -------------   -------------

EXPENSES
     Acquisition costs                          2,798,551      3,186,040       5,653,560       6,393,644
     Losses paid                                8,116,193      8,994,114      16,173,280      18,399,924
     Decrease in reserves for
     unpaid losses                               (606,909)       (16,454)       (770,759)       (170,175)
     Administrative expenses
        - Related parties                          85,667         62,257         147,814         118,296
        - Other                                   155,954        130,055         314,704         243,011
                                            -------------  -------------   -------------   -------------

TOTAL EXPENSES                                 10,549,456     12,356,012      21,518,599      24,984,700
                                            -------------  -------------   -------------   -------------

NET INCOME                                      2,180,120      2,640,868       4,064,682       3,983,342


RETAINED EARNINGS, beginning of period         22,084,057     15,433,298      20,276,888      18,521,974

LESS: DIVIDENDS                                (4,930,473)             0      (4,930,473)     (4,318,225)


LESS: REDEMPTION OF PARTICIPATING
STOCK                                             (80,023)       (91,820)       (157,416)       (204,745)
                                            -------------  -------------   -------------   -------------

RETAINED EARNINGS, end of period            $  19,253,681  $  17,982,346   $  19,253,681   $  17,982,346
                                            =============  =============   =============   =============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                           (Expressed in U.S. Dollars)

                                                                          Six Month Periods
                                                                            Ended June 30,
                                                                      2003              2002
                                                                   (unaudited)       (unaudited)
                                                                  --------------   --------------
Cash flows from operating activities:
     Reinsurance premiums collected.............................  $  20,834,493    $  24,807,622
     Losses and acquisition expenses paid.......................    (21,025,744)     (24,446,030)
     Administrative expenses paid...............................       (325,659)        (313,942)
     Investment income received.................................      1,825,390        2,434,355
     (Advances to)/repayments by participating shareholders.....       (167,408)          90,000
                                                                  --------------   --------------

Net cash provided by operating activities.......................      1,141,072        2,572,005
                                                                  --------------   --------------

Cash flows from investing activities:
     Purchases of investments...................................   (260,469,706)    (129,660,792)
     Sales and maturities of investments........................    264,599,654      131,648,808
                                                                  --------------   --------------

Net cash provided by investing activities.......................      4,129,948        1,988,016
                                                                  --------------   --------------

Cash flows from financing activities:
     Redemption of Participating Stock..........................       (307,416)        (249,745)
     Dividends paid.............................................     (4,930,473)      (4,318,225)
                                                                  --------------   --------------
Net cash used in financing activities...........................     (5,237,889)      (4,567,970)
                                                                  --------------   --------------

Increase/(decrease) in cash and cash equivalents................         33,131           (7,949)
Cash and cash equivalents, beginning of period..................        257,303          142,992
                                                                  --------------   --------------
Cash and cash equivalents, end of period........................  $     290,434    $     135,043
                                                                  ==============   ==============

Reconciliation of net income to net cash provided by
operating activities:
     Net income.................................................      4,064,682        3,983,342
     Realized gains on investments..............................       (671,402)      (1,563,270)
     Change in:
        Accrued investment income...............................         75,949          171,468
        Due from Motors Insurance Corporation...................        351,407        2,016,164
        Deferred acquisition costs..............................      1,277,671        1,659,318
        Advances to participating shareholders..................       (167,408)          90,000
        Prepaid expenses........................................         43,529           15,870
        Unearned premiums.......................................     (3,104,358)      (3,599,608)
        Reserves for unpaid losses..............................       (770,758)        (170,175)
        Accrued liabilities.....................................         41,760          (31,104)
                                                                  --------------   --------------
Net cash provided by operating activities.......................  $   1,141,072    $   2,572,005
                                                                  ==============   ==============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Critical Accounting Policies. During the six months ended June 30, 2003, Motors Mechanical Reinsurance Company, Limited (the "Company") had no change in its critical accounting policies as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity. It is anticipated that the Company will generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business combined with investment earnings plus proceeds from the sale of Participating Shares will continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No material capital expenditures are expected in the foreseeable future.

On April 7, 2003, the Board of Directors authorized the payment of dividends to eligible holders of Participating Shares in an aggregate total amount of $4,930,473.

Capital Resources. During the quarter ended June 30, 2003, no new series of Participating Shares were issued and 18 series were redeemed, bringing the total number of series issued and outstanding to 213 as of the end of the quarter. As of June 30, 2003, the share capital of the Company was $1,797,500 (compared with $1,947,500 as of December 31, 2002) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,597,500 (compared to paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,747,500 as of December 31, 2002). In addition, the Company had retained earnings in the amount of $19,253,681 as of June 30, 2003 compared with $20,276,888 as of December 31, 2002. The net decrease in retained earnings is primarily attributable to the payment of the dividend, as noted above, partially offset by investment income earned during the six months ended June 30, 2003 and continued improvement in underwriting performance as discussed in greater detail below.

Results of Operations. During the quarter ended June 30, 2003, the Company had net income of $2,180,120, compared with net income of $2,640,868 for the same period in 2002. For the six month period ended June 30, 2003, the Company had net income of $4,064,682 compared with net income of $3,983,342 for the comparable period in 2002. As discussed below, the decrease in net income for the quarter ended June 30, 2003 compared to the same period in 2002 was primarily a result of a decrease in the amount of realized gains on sales of investments partially offset by improvements in the underwriting performance of the Company as reflected by the reductions in incurred loss ratios for the periods in question. Premiums earned decreased to $11,520,460 during the quarter ended June 30, 2003 compared to $12,596,353 for the same period in 2002. Expenses incurred (including incurred losses) during the quarter ended June 30, 2003 were $10,549,456 compared to $12,356,012 for the same period in 2002. The Company experienced net underwriting income for the quarter ended June 30, 2003 of $971,004, compared to $240,341 for the same period in 2002. The ratio of losses incurred to premiums earned for the quarter under review was 65%, compared to 71% for the same period in 2002.

For the six month period ended June 30, 2003, the Company had earned premiums of $23,144,040 compared to $25,153,596 for the comparable period of 2002. Expenses incurred (including incurred losses) during the six month period ended June 30, 2003 were $21,518,599 compared to $24,984,700 for the comparable period in 2002. The net underwriting income for the Company was $1,625,441 for the six month period ended June 30, 2002 compared to $168,896 for the comparable period in 2002. The loss ratio for the six month period ended June 30, 2003 was 67% compared to 72% for the comparable period in 2002 and this favorable trend is the primary reason for the increase in net underwriting income.

Other than as noted above, there were no material events to report for the six months ended June 30, 2003.

The decreases in earned premiums and expenses for the quarter and six month periods ended June 30, 2003, compared to the same period in 2002, were in large part attributable to a decline in the number of policies reinsured by the Company. In addition, the ongoing efforts of the ceding company to monitor and control losses has had a positive impact on reducing losses incurred which are an integral part of total company expenses.

The fluctuations in loss ratios for the quarter and six month periods ended June 30, 2003 compared to the same period in 2002 are a function of the frequency in number of claims paid and the severity of the individual claims and may not represent a trend or recur in future quarters.

Investment income for the quarter ended June 30, 2003 was $1,209,116 compared to $2,400,527 for the same period in 2002. Investment income for the six month period ended June 30, 2003 was $2,439,241 compared to $3,814,446 for the comparable period of 2002. Investment income is derived solely from the Company's investments in fixed income securities, equities, short-term investments, cash and cash equivalents. During the quarter ended June 30, 2003, the Company realized gains on the sale of investment securities of $384,309, compared to realized gains of $1,304,094 during the same period in 2002. During the six month period ended June 30, 2002, the Company realized gains on the sale of investment securities of $671,402 compared to realized gains of $1,563,270 during the comparable period of 2002. Realized gains on the sale of investment securities during the quarter and six month periods ended June 30, 2003 and June 30, 2002 were a result of sales of fixed income securities, the value of which had increased as a result of decreases in market interest rates.

Also, during the six month period ended June 30, 2003, the cash flows from purchases and sales of investments increased significantly from the cash flows during the comparable period of 2002 due to increased activity by the investment manager in buying and selling securities in the Company's fixed income portfolio to realize gains resulting from increased market values and a result of management's decision to take advantage of perceived favorable market conditions. The increased activity in purchases and sales of investments does not constitute a change in the underlying nature of the Company's investment policy. Investments continue to be held and accounted for as "available for sale".

The unrealized gain on investments was $68,858 at June 30, 2003, compared to an unrealized loss of $1,157,908 at December 31, 2002. This decrease in unrealized losses is mainly due to an increase in the market value of the Company's investment in an international equity fund called the Capital International Global Equity Fund (the "Fund"). As of June 30, 2003, the Fund had an unrealized loss position of $2,286,952 compared to an unrealized loss of $3,771,295 at December 31, 2002. The Company's fixed income portfolio had a net unrealized gain of $2,355,810 at June 30, 2003, compared to a net unrealized gain of $2,613,387 at December 31, 2002. The improvement in the unrealized position on investments is largely due to the recovery of the equity markets in the second quarter of 2003 from the low at March 31, 2003.

The Company continues to experience fluctuations in the value of its equity portfolio and its unrealized loss position could increase in the future. At June 30, 2003 the unrealized loss position of the Company's investment in the Fund is considered to be temporary in nature and no provision for other than temporary losses has been made. Management will continue to monitor the value of the Company's investment in the Fund in order to determine if losses in value, which could be considered other than temporary, have occurred.

For the quarter ended June 30, 2003 the Company had interest earned of $824,807, compared to $1,096,433 for the same period in 2002. For the six month period ended June 30, 2003, the Company had interest income of $1,767,839 compared to $2,251,176 for the comparable period of 2002. The reduction in interest earned for the three and six month periods ended June 30, 2003 is primarily as a result of lower coupon rates on its fixed income investments.

During the three months ended June 30, 2003, the Company recorded a realized loss for other than temporary impairment on its fixed income portfolio of $18,741 relative to one security. No losses for other than temporary impairment were recorded in the equity portfolio. To determine the amounts recorded for other than temporary impairment for its fixed income investments, the Company evaluated, among other things, the length of time and the extent that the security's market value has been valued at less than cost; the financial health of the issuer, including any specific events which may influence the issuer; the Company's intent and ability to hold the investment; and the security's rating as determined by an independent rating agency. If an investment's unrealized loss position was determined to be other than temporary in nature, the underlying security's cost basis would have been written down to the market value at the time that the impairment charge was recorded.

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

As of June 30, 2003, the Company's investment in the Fund was in an unrealized loss position of $2,286,952 or 13.9% of its historical cost. Utilizing the procedures described above, no charge for other than temporary impairment was recorded in the first six months of 2003 for the Company's investment in the Fund. This conclusion was based on the procedures described above, the volatility of the Fund over the last year and the ability to be able to recover from unrealized loss positions in a reasonable period of time as evidenced by its performance during the first six months of 2003. As of July 31, 2003, the net unrealized loss position of the Fund was $1,733,324 million or 10.6% of its historical cost. Management will continue to monitor the unrealized loss position of this investment and may record an impairment charge in a future period if necessary.

There are inherent uncertainties in applying methodology and procedures described above with the primary uncertainty being the continued instability in most international economies, geographic regions, and industries in which the Fund invests. Should management determine in the future that a decline in the value of any of its investment portfolio is other than temporary, the overall impact on the Company's holdings of fixed income investments and its investment in the Fund is estimated to be a gross loss of approximately $249,100 and $2,287,000, respectively. This represents the gross unrealized loss position at June 30, 2003 of the Company's fixed income and equity portfolios, respectively. The fair value of the Company's investments that are in an unrealized loss position at June 30, 2003 are as follows:

                                                                                              Unrealized
Expressed in ($000s)                                                         Unrealized        Loss As %
Security Type                               Cost             Market             Loss            of Cost
                                        ------------      ------------      ------------      -----------
Equity Securities
    CIF Mutual Fund...............         $16,410.4        $14,123.4        $(2,287.0)          13.9%
Fixed Income Securities
    U.S. Government...............           1,241.8          1,238.8             (3.0)           0.2%
    U.S. Government Agencies
       & Asset Backed.............           8,574.2          8,389.5           (184.7)           2.2%
    Corporate.....................             313.6            310.8             (2.8)           0.9%
    Corporate Asset Backed........           2,761.1          2,704.3            (56.8)           2.1%
    Foreign Corporate.............              74.6             72.9             (1.7)           2.3%
    Other Debt Securities.........           3,209.6          3,209.5             (0.1)           0.0%
                                           ---------        ---------        ----------
Subtotal-Fixed Income Securities..         $16,174.9        $15,925.8        $  (249.1)
TOTAL.............................         $32,585.3        $30,049.2        $(2,536.1)



All of the fixed income securities included in the above table are considered investment grade and have maturity dates ranging from October 2003 to July 2033. Excluding the Fund, the Company held positions in 29 fixed income securities with an unrealized loss ranging from approximately $94 to $21,869 (or between 0.0% and 14.1% of cost) at June 30, 2003. Of the above, all fixed income securities were in an unrealized loss position for less than 12 consecutive months at June 30, 2003. The Fund has been in an unrealized loss position for 15 consecutive months at June 30, 2003 however, its unrealized loss position as a percentage of historical cost has fallen below 20% for the two consecutive months prior to June 30, 2003. In addition, the unrealized loss position of the Fund has improved by 50% since March 31, 2003 and by approximately 39% since December 31, 2002.

At June 30, 2003, the Company's investments are concentrated in the following industries:


                                                                        % of Mkt. Value    % of Total Mkt.
                                                        Number of             of               Value of
                                                        Holdings          Investment          Portfolio
                                                     ---------------    ---------------    ---------------
Equity Securities:
     CIF Mutual Fund(1):                                      1
         Information Technology....................                          22.5%
         Financial Services........................                          18.9%
         Consumer Discretionary....................                          14.5%
         Health Care...............................                          13.2%
         Energy....................................                           8.0%
         Telecommunications........................                           6.2%
         Industrials...............................                           5.1%
         Materials.................................                           4.4%
         Cash & Equivalents........................                           4.1%
         Consumer Staples..........................                           2.4%
         Utilities.................................                           0.7%
                                                     ---------------    ---------------    ---------------
Subtotal-Equity Securities.........................           1             100.0%              16.7%
                                                     ---------------    ---------------    ---------------

Fixed Income Securities:
     U.S. Government Agencies & Asset Backed.......          52              48.3%              40.3%
     Corporate Asset Backed........................          22              13.9%              11.5%
     Corporate.....................................          80              18.7%              15.5%
     U.S. Government Securities....................          12               5.2%               4.4%
     State & Municipal.............................           3               2.0%               1.6%
     Other Debt....................................           2               4.6%               3.8%
     Foreign Corporate.............................           1               0.1%               0.1%
     Short Term and Other..........................           2               7.2%               6.1%
                                                     ---------------    ---------------    ---------------
Subtotal - Fixed Income Securities.................         174             100.0%              83.3%
                                                     ---------------    ---------------    ---------------

TOTAL INVESTMENT PORTFOLIO.........................         175                                100.0%
                                                     ===============    ===============    ===============


(1) Represents interests in a mutual fund called the Capital International Global Equity Fund comprised of numerous securities. The Company does not own individual positions in the securities that comprise the Fund. At June 30, 2003 there were 204 different securities comprising the Fund.

Reserves for Unpaid Losses

Reserves for unpaid losses are balance sheet liabilities representing estimates of amounts needed in the future to pay claims under policies with respect to insured events, which have occurred as of the balance sheet dates.

For purposes of establishing reserves for unpaid losses, the Company relies upon the advice of Motors Insurance Corporation ("MIC"). At June 30, 2003 and December 31, 2002, the Company's reserves for unpaid losses were calculated as a percentage of earned premiums for the corresponding quarter. This calculation is compared to an acceptable range for the reserves developed by actuaries of the ceding company. At June 30, 2003 and December 31, 2002, the reserves for unpaid losses were $2,879,883 and $3,650,641, respectively. At June 30, 2003, the estimated range of reserves for unpaid losses prepared for the Company by the ceding company's actuaries was as follows:

Low end of range:    $2,088,768
High end of range:   $3,123,768

The recorded reserves at June 30, 2003 are within the range of estimated reserves. However, there is inherent volatility in reserve estimates. Management will continue to evaluate the estimates of reserves for unpaid losses and will, if necessary, adjust them accordingly as trends fully emerge and are confirmed by the underlying claims history.

Reserves for unpaid losses are established after periodic actuarial reviews, based on judgments of the effects of technological change, manufacturers' warranties, and the ceding company's historical experience with mechanical motor vehicle service agreements. Consequently, the determination of reserves for unpaid losses is an estimate and a process inherently subject to a number of highly variable factors. Ultimate losses could exceed reserves for unpaid losses and cause the Company to adjust such reserves. Any adjustments to reserves for unpaid losses are reflected in the operating results for the periods in which they become known.

Prior to the quarter ended June 30, 2003, reserves for unpaid losses were recorded based on a higher percentage of earned premiums for the corresponding quarter. The reduction in the loss factor utilized at June 30, 2003 reflects improvements in the claim payment process of the ceding company, which have now more fully emerged and are confirmed by claim history. The loss reserve factor change resulted in a benefit in the quarter ended June 30, 2003 of approximately $576,000. Such efficiencies included, among other things, the greater utilization of electronic claim settlement processes, including the ability to submit many types of claims electronically and the improvement in the overall handling time of claims requiring adjustment.

Since March 31, 2003, there have been no other changes to the key assumptions made to estimate the reserves for unpaid losses and there has been no change in the nature and timing of the change in the estimate of reserves for unpaid losses.

Key assumptions made in determining the actuarial range of reserves for unpaid losses include the following:

     o Loss development factors for the direct business of the ceding company were utilized due to the larger volume and greater stability.

     o The loss development factors were weighted based on the mix of new and used vehicle business in the latest calendar year.

     o Loss development factors were set equal to selected ratios for the new and used business. These selections reflect reductions due to efficiencies gained in the claims payment process that have been realized over the past several years. Such efficiencies resulted in the quicker payment of claims, resulting in fewer open claims at a given point in time.

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all business for the six month periods ended June 30, 2003 and 2002 were 67% and 72%, respectively.

The policies reinsured by the Company are written for multiple years (up to seven years) and losses do not occur equally over the period for which the policies are written, but tend to be clustered in the later years. Therefore, loss experience for prior periods may not be indicative of results for future periods.


Forward Looking Statements

This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "will," "anticipates," "estimates," "intends," "believes" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statements will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively, and our ability to grow our business through internal growth as well as though acquisitions. Other risks and uncertainties may be related to the insurance industry in general or the overall economy, such as regulatory developments, industry consolidation and, general economic conditions and interest rates. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in our forward-looking statements.

Item 4.  Controls and Procedures

The Company currently has in place systems relating to disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). The Company's management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of these disclosure controls and procedures in connection with the preparation of this report and concluded that the controls and procedures were effective and adequate as of the end of the quarter covered by this report. The Company's management, including the principal executive officer and the principal financial officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The following matters were submitted to a vote of our shareholders at the annual meeting of shareholders held on May 14, 2003:

     1. Election of six (6) Directors to hold office until the annual meeting of shareholders to be held in 2004. The nominees and the tabulation of votes are listed as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
           Nominee                       Votes For            Votes Against or Withheld             Abstain
------------------------------- ---------------------------- ---------------------------- ----------------------------
William B. Noll                            2,000                          -                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------
Thomas D. Callahan                         2,000                          -                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------
John J. Dunn, Jr.                          2,000                          -                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------
Robert E. Capstack                         2,000                          -                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------
Peter R.P. Evelyn                          2,000                          -                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------
Harvey J. Koning                           5,258                          -                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------


     2. Election of Independent Auditors. Deloitte & Touche, Bridgetown, Barbados, was elected as independent auditors of the Company for the year ending December 31, 2003. There were 7,258 votes for, no votes against or withheld and no votes abstained.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     Exhibit 31.1 Rule 13a-14a/15d-14a Certification of the Principal Executive Officer of the Registrant.

     Exhibit 31.2 Rule 13a-14a/15d-14a Certification of the Principal Financial Officer of the Registrant.

     Exhibit 32.1 Section 1350 Certification of Principal Executive Officer of the Registrant.

     Exhibit 32.2 Section 1350 Certification of Principal Financial Officer of the Registrant.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)

                                  By:  /s/ Ronald W. Jones
                                       ------------------------
                                       Ronald W. Jones
                                       Vice-President, Finance
                                       Signing on behalf of
                                       the Registrant, and
                                       Principal Financial Officer

Dated:  August 12, 2003

                                  EXHIBIT INDEX


Description of Document                                                        Exhibit No.
-----------------------                                                        -----------

Rule 13a-14a/15d-14a Certification of the Principal Executive
  Officer of the Registrant.                                                      31.1

Rule 13a-14a/15d-14a Certification of the Principal Financial
  Officer of the Registrant.                                                      31.2

Section 1350 Certification of Principal Executive Officer of the Registrant.      32.1

Section 1350 Certification of Principal Financial Officer of the Registrant.      32.2

                                                                    Exhibit 31.1

                                  CERTIFICATION

     I, Thomas D. Callahan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Motors Mechanical Reinsurance Company, Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2003
                                          /s/ Thomas D. Callahan
                                          ---------------------------------
                                          Name:  Thomas D. Callahan
                                          Title:  President, Chairman, Chief
                                                  Executive Officer and Director

                                                                    Exhibit 31.2

                                  CERTIFICATION

     I, Ronald W. Jones, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Motors Mechanical Reinsurance Company, Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2003
                                    /s/ Ronald W. Jones
                                    ---------------------------------
                                    Name:   Ronald W. Jones
                                    Title:  Vice President, Finance and
                                            Principal Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Thomas D. Callahan, Chief Executive Officer of Motors Mechanical Reinsurance Company, Limited (the "Company"), hereby certify, to the best of my knowledge, that the Company's quarterly report on Form 10-Q for the period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 12, 2003

                                               /s/ Thomas D. Callahan
                                               ------------------------------
                                               Name:    Thomas D. Callahan
                                               Title:   Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Motors Mechanical Reinsurance Company, Limited and will be retained by Motors Mechanical Reinsurance Company, Limited and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Ronald W. Jones, Principal Financial Officer of Motors Mechanical Reinsurance Company, Limited (the "Company"), hereby certify, to the best of my knowledge, that the Company's quarterly report on Form 10-Q for the period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 12, 2003

                                           /s/ Ronald W. Jones
                                           ------------------------------------
                                           Name:    Ronald W. Jones
                                           Title:   Principal Financial Officer


A signed original of this written statement required by Section 906 has been provided to Motors Mechanical Reinsurance Company, Limited and will be retained by Motors Mechanical Reinsurance Company, Limited and furnished to the Securities and Exchange Commission or its staff upon request.