Form 10-Q
period 2003-09-30
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2003-11-14
CIK 790381

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON. D.C. 20549

                                   ___________

                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended September 30, 2003

                                       or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number    033-06534

                 Motors Mechanical Reinsurance Company, Limited
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Barbados                                    N/A
-----------------------------------------    ----------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

-----------------------------------------    ----------------------------------
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

                                   Yes X No __
                                      ---

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes __ No X
                                            ---

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                                As of September 30, 2003
              -----                                ------------------------

        Common Stock, no par-value                         2,000
        Participating Stock, no par-value                 21,000

         This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         ---------------------
           1.  Balance Sheets as of September 30, 2003 and December 31, 2002;

           2. Statements of Operations and Retained Earnings for the three month and nine month periods ended September 30, 2003 and 2002; and

           3. Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002.

         In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the nine month period ended September 30, 2003 may not be indicative of results for the full year.


                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                 ----------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                   AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                   -------------------------------------------
                           (Expressed in U.S. Dollars)

                                                                              September 30,          December 31,
                                                                                   2003                  2002
                                                                               (unaudited)             (audited)
                                                                               -----------             ---------

ASSETS

     Investments.....................................................      $      85,292,365     $      86,991,416
     Cash and cash equivalents.......................................                225,685               257,303
     Accrued investment income.......................................                480,229               572,241
     Due from Motors Insurance Corporation...........................                583,864               379,634
     Deferred acquisition costs......................................             18,028,132            19,810,917
     Advances to participating shareholders..........................                655,866               323,206
     Prepaid expenses................................................                    625                44,779
                                                                           ------------------    ------------------

     Total assets....................................................      $     105,266,766     $     108,379,496
                                                                           =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
     LIABILITIES

         Unearned premiums...........................................      $      79,274,162     $      83,482,170
         Reserves for unpaid losses..................................              2,859,193             3,650,641
         Accrued liabilities.........................................                168,108               180,205
                                                                           -----------------     ------------------


         Total liabilities...........................................             82,301,463            87,313,016
                                                                           -----------------     ------------------

STOCKHOLDERS' EQUITY
         Share capital
              Common Stock-no par value;

                  Authorized - 2,000 shares; issued and outstanding
                  - 2,000 shares.....................................                200,000               200,000

              Participating Stock-no par value; Authorized - 100,000 shares;
                  issued and outstanding - 21,000 shares as of September 30,

                  2003 and 23,300 shares as of December 31, 2002.....              1,575,000             1,747,500
                                                                           -----------------     ------------------

                                                                                   1,775,000             1,947,500

         Retained earnings...........................................             20,936,574            20,276,888

         Accumulated other comprehensive income/(loss)...............                253,729            (1,157,908)
                                                                           -----------------     ------------------

         Total stockholders' equity..................................             22,965,303            21,066,480
                                                                           -----------------     ------------------

         Total liabilities and stockholders' equity..................      $     105,266,766     $     108,379,496
                                                                           =================    ===================

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                 ----------------------------------------------
             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE
             ------------------------------------------------------
      THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
      --------------------------------------------------------------------
                           (Expressed in U.S. Dollars)


                                                          Three Month Periods                         Nine Month Periods
                                                          Ended September 30,                        Ended September 30,
                                                      2003                   2002                 2003                2002
                                                   (unaudited)           (unaudited)          (unaudited)          (unaudited)
                                                   -----------           -----------          -----------          -----------
INCOME

     Reinsurance premiums assumed             $      10,334,027      $      10,973,506     $      30,373,709   $      32,527,494
     Decrease in unearned premiums                    1,103,650              1,515,512             4,208,008           5,115,120
                                              ------------------     ------------------    ------------------  ------------------
     Premiums earned                                 11,437,677             12,489,018            34,581,717          37,642,614
                                              ------------------     ------------------    -----------------   ------------------
     Investment income
        Interest earned                                 861,578              1,010,392             2,629,417           3,261,568
        Realized gains on
        investments-net                                 133,058                146,082               804,460           1,709,352
                                              ------------------     ------------------    ------------------  ------------------
     Investment income                                  994,636              1,156,474             3,433,877           4,970,920
                                              ------------------     ------------------    ------------------  ------------------
TOTAL INCOME                                         12,432,313             13,645,492            38,015,594          42,613,534
                                              ------------------     ------------------    ------------------  ------------------
EXPENSES

     Acquisition costs                                2,751,144              3,101,772             8,404,704           9,495,416
     Losses paid                                      7,635,978              9,246,892            23,809,258          27,646,816
     Decrease in reserves for
     unpaid losses                                      (20,689)               (58,818)             (791,448)           (228,993)
     Administrative expenses
        - Related parties                                64,971                 49,997               212,785             168,293
        - Other                                          88,080                 72,815               402,784             315,826
                                              ------------------     ------------------    ------------------  ------------------
TOTAL EXPENSES                                       10,519,484             12,412,658            32,038,083          37,397,358
                                              ------------------     ------------------    ------------------  ------------------
NET INCOME                                            1,912,829              1,232,834             5,977,511           5,216,176

RETAINED EARNINGS, beginning of period               19,253,681             17,982,346            20,276,888          18,521,974

LESS: DIVIDENDS                                               0                      0            (4,930,473)         (4,318,225)

LESS: REDEMPTION OF PARTICIPATING
STOCK                                                  (229,936)              (651,272)             (387,352)           (856,017)
                                              ------------------    -------------------   ------------------- -------------------
RETAINED EARNINGS, end of period              $      20,936,574      $      18,563,908     $      20,936,574   $      18,563,908
                                              ==================     ==================    ==================  ===================




                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                 ----------------------------------------------
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
            ---------------------------------------------------------
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------
                           (Expressed in U.S. Dollars)

                                                                                       Nine Month Periods
                                                                                      Ended September 30,
                                                                                   2003                  2002
                                                                               (unaudited)           (unaudited)
                                                                               -----------           -----------
Cash flows from operating activities:

     Reinsurance premiums collected....................................    $      31,172,732     $      35,475,213
     Losses and acquisition expenses paid..............................          (31,393,339)          (35,785,941)
     Administrative expenses paid......................................             (606,205)             (525,279)
     Investment income received........................................            2,703,031             3,462,560
     (Advances to)/repayments by participating shareholders............             (332,660)              132,426
                                                                            -----------------    ------------------
Net cash provided by operating activities..............................            1,543,559             2,758,979
                                                                            -----------------    ------------------

Cash flows from investing activities:

     Purchases of investments..........................................         (308,586,679)         (194,300,178)
     Sales and maturities of investments...............................          312,501,827           197,005,902
                                                                            -----------------    ------------------
Net cash provided by investing activities..............................            3,915,148             2,705,724
                                                                            -----------------    ------------------
Cash flows from financing activities:

     Proceeds from issuance of Participating Stock                                         0                15,000
     Redemption of Participating Stock.................................             (559,852)             (953,516)
     Dividends paid....................................................           (4,930,473)           (4,318,225)
                                                                            -----------------    ------------------
Net cash used in financing activities..................................           (5,490,325)           (5,256,741)
                                                                            -----------------    ------------------
(Decrease)/increase in cash and cash equivalents.......................              (31,618)              207,962
Cash and cash equivalents, beginning of period.........................              257,303               142,992
                                                                            -----------------    ------------------
Cash and cash equivalents, end of period...............................    $         225,685     $         350,954
                                                                           ==================    ==================
Reconciliation of net income to net cash provided by operating activities:

     Net income........................................................            5,977,511             5,216,176
     Realized gains on investments--net................................             (804,460)           (1,709,352)
     Change in:

        Accrued investment income......................................               92,012               207,319
        Due from Motors Insurance Corporation..........................             (204,230)            1,929,307
        Deferred acquisition costs.....................................            1,782,785             2,420,192
        Advances to participating shareholders.........................             (332,660)              132,426
        Prepaid expenses...............................................               44,154                 8,199
        Unearned premiums..............................................           (4,208,008)           (5,115,120)
        Reserves for unpaid losses.....................................             (791,448)             (228,993)
        Accrued liabilities............................................              (12,097)             (101,175)
                                                                           ------------------    ------------------

Net cash provided by operating activities..............................    $       1,543,559     $       2,758,979
                                                                           ==================    ==================

Item 2.  Management's Discussion And Analysis of Financial Condition And
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Critical Accounting Policies. During the nine months ended September 30, 2003, Motors Mechanical Reinsurance Company, Limited (the "Company") had no changes to its critical accounting policies as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity. It is anticipated that the Company will generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business continue to be the principal sources of funds for investment by the Company. Such funds will be available to meet the Company's liquidity requirements. No material capital expenditures are expected in the foreseeable future.

Capital Resources. During the quarter ended September 30, 2003, no new series of Participating Shares were issued and 3 series were redeemed, bringing the total number of series issued and outstanding to 210 as of the end of the quarter. As of September 30, 2003, the share capital of the Company was $1,775,000 (compared with $1,947,500 as of December 31, 2002) comprised of paid in capital with respect to the Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,575,000 (compared to paid in capital with respect to Common Stock of $200,000 and paid in capital with respect to Participating Shares of $1,747,500 as of December 31, 2002). In addition, the Company had retained earnings in the amount of $20,936,574 as of September 30, 2003 compared with $20,276,888 as of December 31, 2002. The net increase in retained earnings is primarily attributable to investment income earned and the continued improvement in underwriting performance during the nine months ended September 30, 2003 as discussed in greater detail below, partially offset by the payment of the dividend on April 7, 2003 and the redemption of Participating Shares as noted above.

Results of Operations. During the quarter ended September 30, 2003, the Company had net income of $1,912,829, compared with net income of $1,232,834 for the same period in 2002. For the nine month period ended September 30, 2003, the Company had net income of $5,977,511 compared with net income of $5,216,176 for the comparable period in 2002. As discussed below, the increase in net income for the quarter ended September 30, 2003 compared to the same period in 2002 was primarily as a result of the improved underwriting performance of the Company as reflected by the reductions in incurred loss ratios and acquisition expenses for the periods in question, partially offset by reductions in investment income. Premiums earned decreased to $11,437,677 during the quarter ended September 30, 2003 compared to $12,489,018 for the same period in 2002. Expenses incurred (including incurred losses) during the quarter ended September 30, 2003 were $10,519,484 compared to $12,412,658 for the same period in 2002. The Company experienced net underwriting income (premiums earned net of total expenses) for the quarter ended September 30, 2003 of $918,193, compared to $76,360 for the same period in 2002. The ratio of losses incurred to premiums earned for the quarter under review was 67%, compared to 74% for the same period in 2002.

For the nine month period ended September 30, 2003, the Company had earned premiums of $34,581,717 compared to $37,642,614 for the comparable period of 2002. Expenses incurred (including incurred losses) during the nine month period ended September 30, 2003 were $32,038,083 compared to $37,397,358 for the comparable period in 2002. The net underwriting income for the Company was $2,543,634 for the nine month period ended September 30, 2002 compared to

$245,256 for the comparable period in 2002. The loss ratio for the nine month period ended September 30, 2003 was 67% compared to 73% for the comparable period in 2002. This is the primary reason for the increase in net underwriting income.

Other than as noted above, there were no material events to report for the nine months ended September 30, 2003.

The decreases in earned premiums and expenses for the quarter and nine month periods ended September 30, 2003, compared to the same period in 2002, were in large part attributable to a decline in the number of policies reinsured by the Company. In addition, the ongoing efforts of the ceding company to monitor and control losses has had a positive impact on reducing losses incurred, which are an integral part of total company expenses.

The fluctuations in loss ratios for the quarter and nine month periods ended September 30, 2003 compared to the same period in 2002 are a function of the frequency in number of claims paid and the severity of the individual claims and may not represent a trend or recur in future quarters.

Investment income for the quarter ended September 30, 2003 was $994,636 compared to $1,156,474 for the same period in 2002. Investment income for the nine month period ended September 30, 2003 was $3,433,877 compared to $4,970,920 for the comparable period of 2002. Investment income is derived solely from the Company's investments in fixed income securities, equities, short-term investments, cash and cash equivalents. During the quarter ended September 30, 2003, the Company realized gains on the sale of investment securities of $133,058, compared to realized gains of $146,082 during the same period in 2002. During the nine month period ended September 30, 2003, the Company realized gains on the sale of investment securities of $804,460 compared to realized gains of $1,709,352 during the comparable period of 2002. Realized gains on the sale of investment securities during the quarter and nine month periods ended September 30, 2003 and September 30, 2002 were a result of sales of fixed income securities, the value of which had increased as a result of decreases in market interest rates.

Also, during the nine month period ended September 30, 2003, the cash flows from purchases and sales of investments increased significantly from the cash flows during the comparable period of 2002 due to increased activity by the investment manager in buying and selling securities in the Company's fixed income portfolio to realize gains resulting from increased market values and as a result of the investment manager's decision to take advantage of perceived favorable market conditions. The increased activity in purchases and sales of investments does not constitute a change in the underlying nature of the Company's investment policy. Investments continue to be held and accounted for as "available for sale".

The unrealized gain on investments was $253,729 at September 30, 2003, compared to an unrealized loss of $1,157,908 at December 31, 2002. This decrease in unrealized losses is mainly due to an increase in the market value of the Company's investment in an international equity fund called the Capital International Global Equity Fund (the "Fund"). As of September 30, 2003, the Fund had an unrealized loss position of $1,226,033 compared to an unrealized loss of $3,771,295 at December 31, 2002. The Company's fixed income portfolio had a net unrealized gain of $1,479,762 at September 30, 2003, compared to a net unrealized gain of $2,613,387 at December 31, 2002. The improvement in the unrealized position on investments is largely due to the recovery of the equity markets in the second and third quarters of 2003.

The Company continues to experience fluctuations in the value of its equity portfolio and its unrealized loss position could increase in the future. At September 30, 2003 the unrealized loss position of the Company's investment in the Fund is considered to be temporary in nature and no provision for other than temporary losses has been made. Management will continue to monitor the value of the Company's investment in the Fund in order to determine if losses in value, which could be considered other than temporary, have occurred.

For the quarter ended September 30, 2003 the Company had interest earned of $861,578, compared to $1,010,392 for the same period in 2002. For the nine month period ended September 30, 2003, the Company had interest income of $2,629,417 compared to $3,261,568 for the comparable period of 2002. The reduction in interest earned for the three and nine month periods ended September 30, 2003 is primarily a result of lower coupon rates on fixed income investments.

During the three months ended September 30, 2003, the Company did not record any realized losses for other than temporary impairment on its fixed income portfolio or on its equity portfolio. To determine the amounts recorded for other than temporary impairment for its fixed income investments, the Company evaluated, among other things, the length of time and the extent that the security's market value has been valued at less than cost; the financial health of the issuer, including any specific events which may influence the issuer; the Company's intent and ability to hold the investment; and the security's rating as determined by an independent rating agency. If an investment's unrealized loss position was determined to be other than temporary in nature, the underlying security's cost basis would have been written down to the market value at the time that the impairment charge was recorded.

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

As of September 30, 2003, the Company's investment in the Fund was in an unrealized loss position of $1,226,033 or 7.5% of its historical cost. Utilizing the procedures described above, no charge for other than temporary impairment was recorded in the first nine months of 2003 for the Company's investment in the Fund. This conclusion was based on the procedures described above, the volatility of the Fund over the last year and the ability to be able to recover from unrealized loss positions in a reasonable period of time as evidenced by its performance during the first nine months of 2003. As of October 31, 2003, the net unrealized loss position of the Fund was $69,882 or 0.4% of its historical cost. Management will continue to monitor the unrealized loss position of investments and may record an impairment charge in a future period if necessary.

There are inherent uncertainties in applying methodology and procedures described above with the primary uncertainty being the continued volatility in most international economies, geographic regions, and industries in which the Fund invests. Should management determine in the future that a decline in the value of any of its investment portfolio is other than temporary, the overall impact on the Company's holdings of fixed income investments and its investment in the Fund is estimated to be a gross loss of approximately $451,400 and $1,226,000, respectively. This represents the gross unrealized loss position at September 30, 2003 of the Company's fixed income and equity portfolios, respectively. The fair value of the Company's investments that are in an unrealized loss position at September 30, 2003 are as follows:


                                                                                                     Unrealized
Expressed in ($000s)                                                                                  Loss As %
Security Type                                          Cost            Market       Unrealized Loss    of Cost
-------------                                          ----            ------       ---------------    -------

Equity Securities

    CIF Mutual Fund........................      $   16,432.9      $   15,206.9      $   (1,226.0)       7.5%
                                                 ------------      ------------      -------------
Fixed Income Securities
    U.S. Government........................             579.6             572.9              (6.7)       1.2%

    U.S. Government Agencies
       & Asset Backed......................          22,982.0          22,653.0            (329.0)       1.4%

    Corporate..............................             929.0             919.0             (10.0)       1.1%

    Corporate Asset Backed.................           3,858.4           3,768.2             (90.2)       2.3%

    Foreign Corporate......................              74.7              70.5              (4.2)       5.5%

    Other Debt Securities..................             350.0             338.7             (11.3)       3.2%

Subtotal-Fixed Income Securities...........      $   28,773.7      $   28,322.3      $     (451.4)
                                                 ------------      ------------      -------------
TOTAL......................................      $   45,206.6      $   43,529.2      $   (1,677.4)
                                                 ============      ============      =============

All of the fixed income securities included in the above table are considered investment grade and have maturity dates ranging from October 1, 2003 to April 15, 2034. Excluding the Fund, the Company held positions in 50 fixed income securities with an unrealized loss ranging from approximately $194 to $49,389 (or between 0.1% and 1.6% of cost) at September 30, 2003. Of the above, all fixed income securities were in an unrealized loss position for less than 12 consecutive months at September 30, 2003. The Fund has been in an unrealized loss position for 18 consecutive months at September 30, 2003 however, its unrealized loss position as a percentage of historical cost has fallen below 10% for the two consecutive months as of September 30, 2003. In addition, the unrealized loss position of the Fund has improved by 21 percentage points (or 73.6%) since March 31, 2003 and by approximately 16 percentage points (or 67.5%) since December 31, 2002.

At September 30, 2003, the Company's investments are concentrated in the following industries:

                                                                                                    % of Total Mkt.
                                                                 Number of       % of Mkt. Value       Value of
                                                                 Holdings         of Investment        Portfolio
                                                                 --------         -------------        ---------

Equity Securities:

     CIF Mutual Fund(1):                                             1
         Information Technology........................                               22.2%
         Financial Services............................                               18.2%
         Consumer Discretionary........................                               13.5%
         Health Care...................................                               13.2%
         Energy........................................                                7.9%
         Materials.....................................                                5.9%
         Telecommunications............................                                5.5%
         Consumer Staples..............................                                4.7%
         Industrials...................................                                4.4%
         Cash & Equivalents............................                                3.5%
         Utilities.....................................                                1.0%
                                                                 -------           ---------
Subtotal-Equity Securities.............................             1                100.0%              17.8%
                                                                 -------           ---------          ----------
Fixed Income Securities:

     U.S. Government Agencies & Asset Backed...........            60                 60.2%              49.5%
     Corporate Asset Backed............................            21                 13.5 %             11.1%
     Corporate.........................................            84                 18.2%              15.0%
     U.S. Government Securities........................            16                  6.4%               5.3%
     State & Municipal.................................             4                  2.7%               2.2%
     Other Debt........................................             1                  0.1%               0.0%
     Foreign Corporate.................................             1                  0.1%               0.1%
     Short Term and Other..............................             0                 -1.2%              -1.0%
                                                                 -------           ---------          ----------
Subtotal - Fixed Income Securities.....................           187                100.0%              82.2%
                                                                 -------           ---------          ----------
TOTAL INVESTMENT PORTFOLIO.............................           188                                   100.0%
                                                                 =======           =========          ===========

(1) Represents interests in a mutual fund called the Capital International Global Equity Fund, or the Fund, comprised of numerous securities. The Company does not own individual positions in the securities that comprise the Fund. At September 30, 2003 there were 208 different securities comprising the Fund.

Reserves for Unpaid Losses
--------------------------

Reserves for unpaid losses are balance sheet liabilities representing estimates of amounts needed in the future to pay claims under policies with respect to insured events, which have occurred as of the balance sheet dates. The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all business for the nine month periods ended September 30, 2003 and 2002 were 67% and 73%, respectively.

For purposes of establishing reserves for unpaid losses, the Company relies upon the advice of the ceding company, Motors Insurance Corporation ("MIC"). At September 30, 2003 and December 31, 2002, the Company's reserves for unpaid losses were calculated as a percentage of earned premiums for the corresponding quarter. This calculation is compared to an acceptable range for the reserves developed by actuaries of the ceding company. At September 30, 2003 and December 31, 2002, the reserves for unpaid losses were $2,859,193 and $3,650,641, respectively. At September 30, 2003, the estimated range of reserves for unpaid losses prepared for the Company by the ceding company's actuaries was as follows:

Low end of range:  $1,893,783

High end of range  $2,838,783

Although the recorded reserves at September 30, 2003 are higher than the high-end of the range of estimated reserves, there is inherent volatility in reserve estimates. Management will continue to evaluate the estimates of reserves for unpaid losses and will, if necessary, adjust them accordingly as trends fully emerge and are confirmed by the underlying claim history.

Reserves for unpaid losses are established after periodic actuarial reviews, based on judgments of the effects of technological change, manufacturers' warranties, and the ceding company's historical experience with mechanical motor vehicle service agreements. Consequently, the determination of reserves for unpaid losses is an estimate and a process inherently subject to a number of highly variable factors. The estimate of ultimate losses could be revised and cause the Company to adjust the reserves for unpaid losses. Any adjustments to reserves for unpaid losses are reflected in the operating results for the periods in which they become known.

Prior to the quarter ended June 30, 2003, reserves for unpaid losses were recorded based on a higher percentage of earned premiums for the corresponding quarter. The reduction in the loss factor utilized reflects improvements in the claim payment process of the ceding company, which have now more fully emerged and are confirmed by claim history. Such efficiencies included, among other things, the greater utilization of electronic claim settlement processes, including the ability to submit many types of claims electronically and the improvement in the overall handling time of claims requiring adjustment.

Since June 30, 2003, there have been no other changes to the key assumptions made to estimate the reserves for unpaid losses and there has been no change in the nature and timing of the change in the estimate of reserves for unpaid losses.

Key assumptions made in determining the actuarial range of reserves for unpaid losses include the following:

       o Loss development factors for the direct business of the ceding company were utilized due to the larger volume and greater stability.

       o The loss development factors were weighted based on the mix of new and used vehicle business in the latest calendar year.

       o Loss development factors were set equal to selected ratios for the new and used vehicle business. These selections reflect reductions due to efficiencies gained in the claims payment process that have been realized over the past several years. Such efficiencies result in the quicker payment of claims, leading to fewer open claims at a given point in time.

The policies reinsured by the Company are written for multiple years (up to seven years) and losses do not occur equally over the period for which the policies are written, but tend to be clustered in the later years. Therefore, loss experience for prior periods may not be indicative of results for future periods.

Forward Looking Statements
--------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There have been no material changes in the Company's market risk, interest rate risk, credit risk, or equity price risk since December 31, 2002. Please see the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures
         -----------------------

The Company currently has in place systems relating to disclosure controls and procedures (as defined in Rule 13a-15e of the Securities Exchange Act of 1934). The Company's management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of these disclosure controls and procedures in connection with the preparation of this report and concluded that the controls and procedures were effective and adequate as of the end of the quarter covered by this report. The Company's management, including the principal executive officer and the principal financial officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that could have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report.

Part II. OTHER INFORMATION
         -----------------

Item 1:   Legal Proceedings
          -----------------

          The Company is not involved in any pending legal proceedings.

Item 6:   Exhibits and Reports on Form 8-K.
          --------------------------------
(a)  Exhibits

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)


                                              By:  /s/ Ronald W. Jones
                                                 ____________________________
                                                 Ronald W. Jones
                                                 Vice-President, Finance
                                                 Signing on behalf of
                                                 the Registrant, and as
                                                 Principal Financial Officer

Dated:  November 12, 2003

                                  EXHIBIT INDEX

Description of Document                                      Exhibit No.
-----------------------                                      -----------

Rule 13a-14a/15d-14a Certification of the
Principal Executive Officer of the Registrant                  31.1

Rule 13a-14a/15d-14a Certification of the Principal Financial
Officer of the Registrant                                      31.2

Section 1350 Certification of Principal Executive
Officer of the Registrant                                      32.1


Section 1350 Certification of Principal Financial Officer
of the Registrant                                              32.2