Form 10-K
period 2003-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2004-04-08
CIK 790381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|   Annual Report Pursuant to Section 13 or 15(d) of
      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

                                       or

|_|   Transition Report Pursuant to Section 13 or 15(d) of
      The Securities Exchange Act of 1934

For the transition period from _________ to ________________

                        Commission file number 033-06534

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

              Barbados                                 Not Applicable
   (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization                    Identification No.)

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

YES   X   No
    -----    ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  YES        No   X
                                              ------    -----

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2003, was $1,545,000.*

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class            As of December 31, 2003

     Common Stock, no-par value             2,000
     Participating Stock, no-par           20,600
     value

* Based on last offering price of $75.00 per share.

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1.  BUSINESS............................................................4
ITEM 2.  PROPERTIES.........................................................12
ITEM 3.  LEGAL PROCEEDINGS..................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS................................................12
ITEM 6.  SELECTED FINANCIAL DATA............................................13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........22
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................23
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................39
ITEM 9A  CONTROLS AND PROCEDURES............................................39
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................39
ITEM 11. EXECUTIVE COMPENSATION.............................................41
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....41
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................41
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.............................41
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...42

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "will," "anticipates," "estimates," "intends," "believes" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively and our ability to grow our business through internal growth as well as though acquisitions. Other risks and uncertainties however, may be related to the insurance industry generally or the overall economy, such as regulatory developments, industry consolidation and general economic conditions and interest rates. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

The business of the Company is the assumption of risks under motor vehicle mechanical service agreements. These risks are initially insured by MIC Property and Casualty Corp. or another subsidiary of General Motors Corporation ("GM") and then ceded to Motors Insurance Corporation ("MIC"). The Company only assumes risks attributable to an MIC Mechanical Account maintained by MIC with respect to one or more motor vehicle sales franchises (each a "Franchise") for which a series of participating shares in the Company ("Shares") is issued and outstanding (the "Policies"). A series of Shares is identified with a particular MIC Mechanical Account and a separate "Subsidiary Capital Account" is maintained for each series. The financial results of the Company reflect both underwriting and investment experience, which is allocated among the Subsidiary Capital Accounts. See "Business-Allocations To Subsidiary Capital Accounts."

                                THE RETROCESSION

The Retroceding Company

MIC, the retroceding company under the Retrocession Agreement described below, is a stock insurance company organized under the laws of Michigan. All of the Common Stock of the Company and all of MIC's outstanding stock is owned by GMAC Insurance Holdings, Inc. ("GMACI"), which, in turn, is the parent company of MIC and an indirect wholly-owned subsidiary of GM. MIC, directly and through its subsidiaries, offers property and casualty coverages in all 50 states and the District of Columbia, Canada, Europe, Latin America and in the Asia-Pacific region. MIC's A.M. Best Company's insurance financial rating is currently A (Excellent), one of the highest possible ratings.

The Retrocession Agreement-Principal Agreement

The Company has entered into a "quota share" retrocession agreement (the "Retrocession Agreement"), which became effective as of December 11, 1987. Pursuant to the Retrocession Agreement, MIC retrocedes to the Company, and the Company is obligated to assume, MIC's risks with respect to policies issued by MIC or any MIC subsidiary and reinsured by MIC that cover motor vehicle mechanical service agreements, to the extent that risks under such policies are attributable to an MIC Mechanical Account in respect of which a series of Shares is issued and outstanding. MIC retrocedes 100% of the risk and the Company receives 100% of the original gross premium, reduced by ceding commissions, and cancellations, in a two-step process. At the time the Policies are written, the Company assumes 100% of the risk with respect to these policies and MIC pays 75% of the net premiums written to the Company. The remaining 25% of the net premiums written is paid to the Company as the underlying premiums are earned. The Company pays MIC a ceding commission in an amount equal to (i) 20% of net premium ceded to the Company that is attributable to Policies sold on or after October 1, 2001 and (ii) 25% of net premium ceded to the Company that is attributable to Policies sold prior to October 1, 2001. Net settlements between the Company and MIC are made quarterly and will fluctuate quarter to quarter.

The Retrocession Agreement may be terminated at any time by mutual consent of the parties, or by either party upon 30 days written notice. Upon termination of the Retrocession Agreement, MIC and the Company will remain bound by their respective obligations under the Retrocession Agreement with respect to risks retroceded prior to the close of business on the date of termination. However, risks not yet retroceded to the Company under the Retrocession Agreement shall remain risks of MIC.

The Retrocession Agreement-Supplemental Retrocession Agreement

MIC from time to time enters into agreements with Franchise owners for which an MIC Mechanical Account is established, pursuant to which MIC, acting for itself and on behalf of certain of its subsidiaries, agrees to cede or retrocede to another insurance company mutually satisfactory to MIC and the respective Franchise owners the unexpired liability on vehicle service contracts, insured under the Policies, sold after the date specified in each such agreement. This liability can be ceded or retroceded to dealer-owned companies organized specifically with respect to a particular Franchise or, if a series of Shares is issued which relates to the Franchise, pursuant to an agreement between MIC and the Company (the "Supplemental Retrocession Agreement"). For this purpose, unexpired liability means MIC's liability in respect of the remaining period of coverage under the Policy as of the effective date of the cession. Under the Supplemental Retrocession Agreement, the unexpired liability with respect to the Policies is assumed on the same basis as risks retroceded to the Company under the principal Retrocession Agreement.

Types of Risks Subject to Retrocession

Risks assumed under the Retrocession Agreement and the Supplemental Retrocession Agreement are limited to coverages under insurance policies insured or reinsured by MIC that provide indemnification against specific motor vehicle mechanical repairs not covered by manufacturer's new vehicle warranties set forth in a service contract. Such service contracts often provide additional coverages, such as towing and rental allowances. Coverages with respect to routine vehicle maintenance are not assumed under the Retrocession Agreement or the Supplemental Retrocession Agreement.

Credit For Reinsurance

The Retrocession Agreement and Supplemental Retrocession Agreement (together, the "Retrocession Agreements") require the Company to establish, to the extent requested by MIC, letters of credit, trust accounts, or a combination thereof at the Company's option to permit MIC to obtain full credit for such reinsurance. In accordance with the terms and conditions of the Retrocession Agreements, MIC may utilize the letters of credit or the assets deposited into the trust accounts for any of the following purposes:

     o to reimburse MIC for the Company's share of premiums returned for business retroceded under the Retrocession Agreements on account of cancellations of such business;

     o to reimburse MIC for the Company's share of losses paid by MIC under the terms and provisions of the business retroceded under the Retrocession Agreements;

     o to fund an account with MIC in an amount at least equal to the Minimum Funding Requirement (as such term is defined in the Retrocession Agreements); and

     o to pay any other amounts that MIC claims is due under the Retrocession Agreements.

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

The Company's investment portfolio consists of U.S. dollar denominated fixed income securities and shares of a U.S. dollar denominated international equity fund. At December 31, 2003, 2002 and 2001, 79%, 86% and 82%, respectively, of the Company's investment portfolio, based on fair market value, consisted of fixed income securities with the balance of the portfolio consisting of shares of the international equity fund.

Effective February 8, 2000, the Company entered into an investment management agreement with BlackRock International, Ltd. ("BlackRock") pursuant to which BlackRock manages the investment and reinvestment of the Company's fixed income portfolio in accordance with the Company's investment guidelines. BlackRock is a subsidiary of BlackRock, Inc., which manages assets on behalf of more than 400 institutions through a variety of equity, fixed income, liquidity and alternative investment, and mutual fund products. Under the terms of the investment management agreement, BlackRock charges a management fee calculated as a percentage of the net asset value of the Company's portfolio it manages. The applicable percentage is based on the aggregate amount of assets managed by BlackRock on behalf of the Company and certain other related entities. The applicable percentage on the first $50 million of assets under management on behalf of the foregoing entities is higher than the percentage that is applicable on assets in excess of $50 million.

In addition to fixed income securities, pursuant to a plan adopted in early 1999, the Company may invest a portion of its investment portfolio in equity securities, provided that the portion of the Company's investment portfolio consisting of equity securities may not exceed 30% of the overall investment portfolio, based on fair market value. The Company has invested $16.5 million in equity securities by purchasing shares in the Capital International Fund (the "Fund"), an investment company incorporated under the laws of Luxembourg. The market value of the Company's equity portfolio at December 31, 2003, 2002, and 2001 was approximately $17.8 million, $12.6 million, and $16.0 million, respectively.

During 2003, upon review of the Company's investment portfolio, certain fixed income securities were in an unrealized loss position that was deemed to be other than temporary in nature. As a result, the Company reported an impairment charge of $0.02 million in 2003. In 2002, such writedowns for other than temporary impairment were $0.16 million. In order to determine whether any other than temporary losses needed to be recognized for any of the Company's individual securities held, the Company evaluated, among other things, the length of time and the extent that the underlying security has been valued at less than cost; the financial health of the issuer of the underlying security, including any specific events which may influence the issuer; the Company's intent and ability to hold the investment; and the underlying security's rating as determined by an independent rating agency.

At December 31, 2003, the cost of the Fund was $16.5 million with a fair market value of $17.8 million. The net unrealized gain/(loss) position of the Fund at December 31, 2003, 2002, and 2001 was $1.3 million, ($3.8 million), and ($0.3 million), respectively. The Company's investment in the Fund was reviewed using the applicable criteria described above. Based on this review, no charge for other than temporary impairment was recorded in 2003 for the Company's investment in the Fund.

The Fund's investment objective is capital appreciation and it aims to achieve this objective through the continuous management of a diversified portfolio of transferable securities consisting primarily of common stocks, researched and selected on a world-wide basis. Shares of the Fund are denominated in United States Dollars and are all of the same class and have like rights and liabilities. Shares of the Fund are listed on the Luxembourg and Amsterdam Stock Exchanges. The Fund had approximately $3.3 billion in total net assets (based on fair market value) as of December 31, 2003.

The Investment Committee of the Company reviews on a regular basis and, where appropriate, recommends for Board approval, revisions to the investment objectives and guidelines for management of the Company's investment portfolio. There can be no assurance, however, as to whether a particular investment objective, once adopted, will be achieved or that adverse factors will not cause a decrease in the overall value of the Company's investment portfolio.

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

(4) Any expenses or liabilities attributable to the sale and issuance of Shares, including, but not limited to the costs of compliance with regulations and requirements of the Securities and Exchange Commission and state securities laws (but not including ongoing periodic reporting costs), are allocated to the Subsidiary Capital Account for the Common Stock; however, GMAC Insurance Holdings, Inc. may undertake to pay, but is not obligated to pay, such expenses.

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

     (b) Where all Shares of a series are repurchased by the Company pursuant to its right of first refusal or redeemed in accordance with the Company's procedures for redemption, the Subsidiary Capital Account for that series is terminated as of the last day of the fiscal quarter in which the unearned portion of premiums that have been ceded to the Company and allocated to such Subsidiary Capital Account becomes zero. Subsequent to the effective date of the redemption or repurchase, as the case may be, any positive balance as of the last day of any calendar quarter for the Subsidiary Capital Account of any repurchased or redeemed series of Shares, after application of the provisions of paragraph 7(c) above, will be allocated among the Subsidiary Capital Accounts of the existing series of Shares pro rata based upon relative earned premium attributable to such Subsidiary Capital Accounts for the calendar quarter then ending and any net deficit will be allocated in accordance with the provisions of paragraph 7(a) above.

Using the procedures described above, the Company allocates items of gain and loss to the Subsidiary Capital Account for each series. Initially each Subsidiary Capital Account had a balance of $7,500 representing the amount paid for the Shares of a particular series of Shares. During the year ended December 31, 2003, $4,307,205 of net income from underwriting activities (which excludes investment income). $747,614 of administrative expenses were allocated among the series of Shares outstanding during the year ended December 31, 2003, and $4,377,055 of net investment income was allocated among such series of Shares and the Common Stock.

As of December 31, 2003, 157 series of Shares outstanding had Subsidiary Capital Account balances greater than or equal to $7,500 (ranging from $8,323 to $816,300) and 49 series had Subsidiary Capital Account balances less than $7,500 (ranging from $6,969 to zero). The amounts in the Subsidiary Capital Accounts can fluctuate substantially and therefore, may not be indicative of future accumulated amounts. At December 31, 2003, an aggregate of $6,054,531 had been advanced from the Restricted Earned Surplus (the "Risk Fund"), which forms a portion of the Subsidiary Capital Account established for the Common Stock owned by GMAC Insurance Holdings, Inc. (the "Common Shareholder"), to 113 Subsidiary Capital Accounts and remained outstanding at that date. This includes net deficits of $5,032,261 associated with 78 series of Shares that have been redeemed. As of December 31, 2003, $9,407,512 of aggregate deficits had been reallocated among the Subsidiary Capital Accounts of the Shares and remained outstanding. Of this amount, $3,473,285 could be recovered from deficit accounts should they return to profitability and to the extent that the Risk Fund is repaid in full. However, there can be no assurances that such deficit accounts will return to profitability or, if they return to profitability, that they will generate sufficient profits to repay any portion of deficits previously allocated to the Subsidiary Capital Account for the other series of Shares.

The Subsidiary Capital Account for the Common Stock had, at the time it was established, a balance of approximately $200,000, representing the capital paid in by the Common Shareholder for the 2,000 shares of the Common Stock issued to it. During 2002, 2000 shares of the Common Stock of the Company (representing all of the common stock of the Company) were purchased from MIC by GMAC Insurance Holdings, Inc. The Subsidiary Capital Account for the Common Stock is not affected directly by underwriting gains and losses attributable to the various Subsidiary Capital Accounts related to series of Shares, but is affected by those gains and losses indirectly to the extent that one of the Subsidiary Capital Accounts for a series of Shares incurs a deficit, in which case an allocation to the Subsidiary Capital Account for the Common Stock will result, in the manner described above.

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

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring mechanical motor vehicle service agreements or extended warranty or related coverages on a multi-state basis in the United States or Canada with respect to motor vehicles sold by franchised GM dealerships. In 2003, the Company started paying the Manager a fixed annual fee, payable in quarterly installments. Prior to 2003, the Company paid the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of Shares at each calendar month end. For the year ended December 31, 2003, the Company incurred fees payable to the Manager in the amount of $259,958 compared to $252,358 for the year ended December 31, 2002.

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

Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations (except as noted below), or on transfers of securities or assets of the

Company to any person who is not a resident of Barbados. The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available until at least December 31, 2016. Until December 31, 2001, the Company paid an annual licensing fee of $2,500 to obtain such guarantee. Commencing January 1, 2002, the Company became subject to tax at a rate of 2% on its taxable income, provided that the amount of such tax does not exceed $2,500 per annum.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for the Shares or the other shares of Common Stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement and requires approval by the Supervisor of Insurance in Barbados.

As of December 31, 2003, there were 365 holders of Shares of record, representing 206 series of Shares.

Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to their associated Subsidiary Capital Account provided: (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. In March of 2004, April of 2003, March of 2002, and March of 2001, the Company declared dividends of $8,022,359, $4,930,473, $4,318,225, and $3,083,096, respectively.
These dividends were declared as a varying percentage of earned surplus attributable to each series of Shares with the percentage applicable depending on the amount of earned surplus attributable to such series.In determining the amount of dividends to pay, the Board considers the minimum regulatory capital requirement, possible fluctuations in the value of the Company's investment portfolio, and the possible adverse development of loss experience to determine an appropriate minimum capital level. The Board's objective is to maintain adequate capital to pay losses and expenses, while also being able to pay a dividend annually. There can be no assurance that dividends will be declared and paid in the future.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the Company's audited financial statements.

                                 Fiscal Year Ended December 31
                 --------------------------------------------------------------
                     2003        2002**       2001         2000       1999**
                 ----------- ------------  ----------- -----------  -----------
Premiums
  Assumed       $38,171,866 $ 45,296,200  $51,131,226  $52,352,900  $67,104,475
                =========== ============  ===========  ===========  ===========
Premiums
  Returned      $         0 $  1,635,656  $         0  $         0  $24,934,234
                =========== ============  ===========  ===========  ===========

Premiums Earned $45,407,270 $ 49,812,496  $53,412,569  $54,378,800  $58,471,950
Net Investment
  Income          4,377,055    6,368,353    6,150,764    4,808,908      655,755
               ------------ ------------ ------------  ----------- ------------
Total Income     49,784,325   56,180,849   59,563,333   59,187,708   59,127,705
               ============ ============ ============  =========== ============
Less Losses
  and Expenses   41,100,065   48,855,731   53,832,415   55,509,335   62,662,673
Net Income
  (Loss)        $ 8,684,260 $  7,325,118  $ 5,730,918  $ 3,678,373  $(3,534,968)
               ============ ============ ============  =========== ============
Dividends Per
  Common Share*           0            0            0            0            0
Total Assets   $106,720,748 $108,379,496 $116,131,055 $118,886,919 $132,504,762
               ============ ============ ============ ============ ============
Total Policy
  Reserves and
  Other
  Liabilities    79,391,812   87,313,016    93,765,03  397,764,992  117,281,645
               ============ ============ ============ ============ ============
Stockholders'
  Equity         27,328,936   21,066,480   22,366,022   21,121,927   15,223,117
Dividends Paid
  on
  Participating
  Shares          4,930,473    4,318,225    3,083,096      673,134    4,066,464

* Information as to earnings per share is not provided inasmuch as the results for each series of stock will vary with the underwriting experience attributable to each Subsidiary Capital Account established with respect to that series. See
Note 2 to the Financial Statements.

** In 2002 and 1999, MIC recaptured certain insurance business that had been previously ceded to the Company. See Note 9 to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for the Company are discussed. The most important points discussed in the MD&A report are summarized below.

     o The Company's net income for 2003 of $8.7 million represented the highest in the Company's history. It is an improvement of approximately 19% over 2002 net income and 52% over 2001 net income.

     o Dividends of $8.0 million were declared and paid during March 2004. This dividend represents the highest in the Company's history and represents the fourth consecutive year that the overall dividend payout has increased.

     o The Company continues to have an adequate margin of solvency. On December 31, 2003 the margin was $20.1 million.

     o Incurred loss ratios have continued to improve in 2003. The incurred loss ratio for the year ended December 31, 2003 was of 64.7% compared to 71.6% and 73.4% in 2002 and 2001, respectively. Combined ratios (incurred losses and expenses divided by earned premiums) have also continued to improve. The combined ratio of 90.5% in 2003 represents an improvement over the combined ratio of 98.1% in 2002 and 100.8% in 2001.

     o Improved underwriting results and efficiencies in the payment of claims have allowed the Company to reduce the factor used to calculate reserves for unpaid losses by 10 percentage points during 2003. This resulted in a favorable earnings impact for the Company of approximately $1.1 million.

     o The Company's investment in a global equity fund returned to an unrealized gain position during 2003. At December 31, 2003 this investment was in a $1.3 million unrealized gain position. This represents a significant improvement from the unrealized loss position of this investment at December 31, 2002 of $3.8 million.

     o In 2003, the Company recorded a charge of approximately $0.02 million for securities with an unrealized loss position that was considered other than temporary. This compares to approximately $0.16 million written down in 2002 and $0 in 2001.

     o In 2003, the Company implemented a Code of Ethics as mandated by the Sarbanes-Oxley Act of 2002.

     o With the approval of MIC, the Company established a trust account to collateralize amounts recoverable from the Company related to business ceded to it. The trust account arrangement replaces the letters of credit that were previously in place between the Company and MIC.

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

Reinsurance premiums are based on the Company assuming (after ceding commission) 75% of the original net policy premiums written by the direct insurer prior to October 1, 2001 and 80% for net policy premiums written by the direct insurer on and after October 1, 2001. Of these premiums, 75% is retroceded to the Company when such premiums are written and the remaining 25% is retroceded when such premiums are earned (net of ceding commissions and excise taxes).

Premiums are written on the basis of quarterly cessions and earned relative to anticipated loss exposures. Acquisition costs, consisting of ceding commissions and excise taxes, are charged to expenses on the basis of premiums earned.

The Company received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes (which expired on December 31, 2001). Beginning January 1, 2002, the Company is subject to tax at a rate of 2% on its taxable income, provided that the amount of such tax will not exceed $2,500 per annum until December 31, 2016.

The liabilities for unpaid losses and loss expenses are actuarially determined and represent the accumulation of estimates for reported losses and a provision for losses incurred, but not reported, including claim adjustment expenses. For purposes of establishing reserves for unpaid losses, the Company relies upon the advice of MIC. Loss reserve projections are used to estimate loss reporting patterns, loss payment patterns, and ultimate claim costs. An inherent assumption in such projections is that historical patterns can be used to predict future patterns with reasonable accuracy. Because many variables can affect past and future loss patterns, the effect of changes in such variables on the results of loss projections must be carefully evaluated. The evaluation of these factors involves complex, subjective judgments, which may significantly impact the financial statements. Insurance liabilities are, therefore, necessarily based on estimates, and the ultimate liability may vary from such estimates. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed reserves and have a material adverse effect on our results of operations and financial condition. These estimates are regularly reviewed by management and adjustments to such estimates are included in income on a current basis. See Note 4 to the Financial Statements.

Liquidity

The Company expects to generate sufficient funds from operations to cover current liquidity needs. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, redemptions of Shares, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings will continue to be the principal sources of funds for the Company. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2004 and in future years to which its reinsurance liabilities extend. No significant capital expenditures are expected in the foreseeable future.

In March of 2004, the Board of Directors authorized the payment of dividends aggregating $8,022,359 to eligible holders of Shares. See "Market for Registrant's Common Equity and Related Stockholders Matters" for a discussion of dividends paid and legal restrictions on the payment of dividends.

The Company had unearned premium reserves of $76,246,766 as of December 31, 2003, compared to $83,482,170 as of December 31, 2002. Unearned premium amounts are attributable to the long-term nature of the vehicle service contracts sold. Such contracts may extend for up to 84 months from the date of issue. In addition, the risk of loss to the Company under the contract arises primarily after the underlying manufacturer's warranty expires. For new vehicles, the warranty generally covers 36 months or 36,000 miles from the date that the vehicle is initially placed into service. For used vehicles, the applicable warranty period depends on the unexpired portion of the original manufacturer's warranty at the time of purchase of the vehicle. Because the Company has limited exposure to risk of loss prior to expiration of the underlying manufacturer's warranty, most premium is not recognized as earned until after such expiration. Since very little premium is recognized as earned until after the expiration of the underlying warranty, most of the premium written in any year is recorded as unearned.

The decrease in unearned premium reserves as of December 31, 2003 compared to December 31, 2002 is primarily attributable to certain series of Shares being placed into "run-off" and their subsequent redemption after the underlying policies reach a fully-earned status. When a series of Shares is placed into run-off, the Company discontinues assuming any additional risk and stops receiving premiums with respect to mechanical motor vehicle service contracts that are sold after the date that the series is placed into run-off by the Franchise(s) with respect to which the series of Shares is issued. When a series is placed into run-off, the premium that had been previously ceded to the Company that is attributable to such series of Shares continues to earn out and the unearned premium reserve decreases. As of December 31, 2003, 93 series of Shares were in run-off compared to 119 series as of December 31, 2002.

Capital Resources

Capitalization of the Company, as of December 31, 2003, was comprised of paid-in capital with respect to the Common Stock of $200,000 (compared to $200,000 at both December 31, 2002 and 2001), paid-in capital with respect to the Shares of $1,545,000 (compared with $1,747,500 and $1,875,000 as of December 31, 2002 and
2001, respectively), and earnings retained for use in the business of $23,411,660 (compared with $20,276,888 and $18,521,974 as of December 31, 2002 and 2001, respectively). The reduction in the amount of paid-in capital with respect to the Shares as of December 31, 2003 compared with December 31, 2002 is primarily attributable to the redemption of Shares in run-off that have reached a fully earned status. There were a total of 206 series outstanding at December 31, 2003 compared to 233 and 250 series of Shares outstanding at December 31, 2002 and 2001, respectively. During 2003, the Company issued no new series of Shares and redeemed 27 series of Shares for a net decrease of 27 series. During 2002, the Company issued 2 new series of Shares and redeemed 19 series of Shares for a net decrease of 17 series.

Barbados law requires that the Company's net assets equal at least the aggregate of $1,000,000 and 10% of the amount by which the earned premium exceeded $5,000,000 in the previous year. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. At January 1, 2004, the Company's required minimum net assets computed in accordance with Barbados law was $5,040,727 compared to total capital and retained earnings computed for purpose of Barbados law of $25,156,660.

Results of Operations

During the year ended December 31, 2003, the Company had net income of $8,684,260 compared to $7,325,118 for the year ended December 31, 2002 and $5,730,918 for the year ended December 31, 2001. The increase in net income in 2003 compared to 2002 is attributable to an improvement in underwriting results partially offset by a $1,991,298 decrease in investment income. The increase in net income in 2002 compared to 2001 is also attributable to an improvement in underwriting results combined with a $217,589 increase in investment income.

The Company had net underwriting income (net income less investment income) of $4,307,205 in 2003 compared to net underwriting income of $956,765 and a net underwriting loss of $419,846 in 2002 and 2001, respectively. This gain was largely due to the absence of the earnings drag due to the earn-out and redemption of unprofitable series and due to efforts undertaken by the ceding company to control losses with respect to Shares. During 2003, the Company earned premiums of $45,407,270 compared to $49,812,496 and $53,412,569 during 2002 and 2001, respectively. Premium income decreased in both 2003 and 2002 compared to the prior year primarily as a result of fewer dealerships writing vehicle service contracts that are ceded to the Company, which is attributable to the redemption of additional series of Shares during the years ended December 31, 2003 and 2002, and the placement of certain series of Shares into run-off as previously discussed. This resulted in the Company assuming less business.

The Company incurred underwriting and administrative expenses during the year ended December 31, 2003 of $41,100,065 compared with $48,855,731 and $53,832,415 for the years ended December 31, 2002 and 2001, respectively. Expenses in 2003 were comprised of losses paid and provisions for loss reserves, ceding commissions and excise taxes totaling $40,352,451. Losses incurred in 2003 were $29,369,232 compared to $35,671,233 and $39,224,574 in 2002 and 2001, respectively. The incurred loss ratio for the year ended December 31, 2003 was 64.7% compared to 71.6% and 73.4% for the years ended December 31, 2002 and 2001, respectively. These decreases in losses incurred and loss ratios are primarily attributable to the ongoing efforts by MIC to improve underwriting results and the earn-out and redemption of Shares, of which some have produced unprofitable business. Despite efforts by MIC to identify ways to improve underwriting results, there can be no assurances that the Company will not experience significant adverse underwriting results in the future and there can be no assurances that MIC would recapture any business from the Company if the Company does experience significant adverse underwriting results.

The Company incurred operating expenses during the year ended December 31, 2003 of $747,614 compared to $675,818 and $749,181 for the years ended December 31, 2002 and 2001, respectively. Such amounts do not include expenses reimbursed by MIC as noted below. The increase in operating expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily attributable to an increase in legal expenses resulting from non-recurring projects. The decrease in operating expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily attributable to a decrease in legal fees and a decrease in the costs associated with the Annual General Meeting of the Shareholders. MIC has agreed to reimburse the Company for certain costs relating to registering and issuing Shares if such costs cannot be allocated to the Subsidiary Capital Account for the Common Stock. For the year ended December 31, 2003, $141,229 of such costs were paid directly by MIC compared to $90,753 and $106,751 for the years ended December 31, 2002 and 2001, respectively. The increase in such costs for the year ended December 31, 2003 compared to the year ended December 31, 2002 is largely attributable to an increase in legal fees associated with stock registration and filings.

Investment income in 2003 was $4,377,055 compared to $6,368,353 and $6,150,764 for the years ended December 31, 2002 and 2001, respectively. The decrease in investment income during 2003 compared to 2002 is primarily attributable to (i) lower realized losses on investment securities sold and (ii) a decrease in the overall size of the investment portfolio (at cost) arising from premiums paid to the Company as series of Shares in "run-off" reached a fully earned status. The increase in investment income during 2002 compared to 2001 is primarily attributable to gains realized on the sale of investment securities, which was attributable to the positive impact of lower interest rates on the value of the Company's fixed income securities.

The sale of investment securities for the year ended December 31, 2003 resulted in realized gains of $904,455, compared to realized gains of $2,099,677 and $1,632,053 for the years ended December 31, 2002 and 2001, respectively. Interest earned for the year ended December 31, 2003 was $3,472,600 compared to $4,268,676 and $4,518,711 for the years ended December 31, 2002 and 2001, respectively. Interest earned in 2003 compared to 2002 decreased slightly as a result of a decrease in interest rates in 2003, the reduction in invested assets arising from premiums paid to the Company as series in "run-off" reached a fully earned status, and lower quarterly reinsurance cessions to the Company as additional accounts were placed into "run-off." Interest earned in 2002 compared to 2001 decreased as a result of a decrease in interest rates in 2002, a decrease in premiums paid to the Company as series in "run-off" reached a fully earned status, and the reduction in invested assets arising from premiums paid to the Company on quarterly reinsurance cessions as accounts were placed into "run-off."

Based on market values at December 31, 2003, approximately 21% (2002-14%; 2001-18%) of the Company's investment portfolio was invested in a U.S. dollar denominated international equity fund and the remaining 79% (2002-86%; 2001-82%) was invested in U.S. dollar denominated fixed-income securities.

Net unrealized gains on investment securities held at December 31, 2003 were $2,172,276 compared to unrealized losses at December 31, 2002 of $1,157,908. This increase resulted primarily from a significant change in the unrealized position on the Company's equity portfolio, which was largely attributable to overall positive performance of the equity markets during 2003.

During 2003, the Company recorded a $18,741 impairment loss for its holding of one fixed income investment and no realized gains or losses for other than temporary impairment for its equity investments. This compares to $159,632 and $0 for the years ended December 31, 2002 and 2001, respectively. To determine whether an amount needed to be recorded for other than temporary impairment for its fixed income investments held, the Company evaluated, among other things, the length of time and the extent that the security's market value has been valued at less than cost; the financial health of the issuer, including any specific events which may influence the issuer; the Company's intent and ability to hold the investment; and the security's rating as determined by an independent rating agency. If an investment's unrealized loss position were to be determined to be other than temporary in nature, the underlying security's cost basis would be written down to the market value at the time that the impairment charge was recorded.

To the extent the Fund was in an unrealized loss position during 2003, the Company's investment in the Fund was reviewed using the applicable criteria described above and such review also included the following procedures to determine whether any charge for other than temporary impairment was necessary:

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

As of December 31, 2003, the Company's fixed income portfolio was in an unrealized gain position of $0.9 million and its equity investment in the Fund was in an unrealized gain position of $1.3 million or 8% of its historical cost. No writedown for other than temporary impairment was recorded for the year ended December 31, 2003, except for the $18,741 noted above.

The fair value of the Company's investments that are in an unrealized loss position at December 31, 2003 are as follows:

                                                                      Unrealized
             ($000s)                                      Unrealized  Loss As
          Security Type                 Cost      Market  Gain (Loss) % of Cost
          -------------                 ----      ------  ----------- ----------

Fixed Income Securities
   U.S. Government Agencies & Asset
   Backed                             16,371.6    16,018.3   (353.3)    (2.2)%

   U.S. Government                       707.0       694.9    (12.1)    (1.7)%

   State & Municipal                     875.3       859.4    (15.9)   (1.8)%

   Foreign Government and
   Agencies                              285.9       285.7     (0.2)    (0.1)%

   Foreign Corporate                     174.4       168.8     (5.6)    (3.2)%

Corporate                              1,689.9     1,667.6    (22.3)    (1.3)%

Corporate Asset Backed                 4,204.5     4,092.5   (112.0)    (2.7)%
                                     ---------   ---------  -------
Total-Fixed Income Securities        $24,308.6   $23,787.2  $(521.4)    (2.1)%
                                     =========   =========  =======

All of the fixed income securities included in the above table are considered investment grade and have maturity dates ranging from May 15, 2005 to April 15, 2037. The Company held positions in sixty fixed income securities with an unrealized loss ranging from approximately $24 to $71,950 (or between 0.0% and 11.0% of cost) at December 31, 2003. Of the above, only one security was in an unrealized loss position for over 12 consecutive months; however, its unrealized loss position was $15,349 or 3.7% of its cost at December 31, 2003. This security was considered to be an "investment grade" security (Aaa) as determined by an independent rating service. Given these factors, it was not considered necessary to record a charge for other than temporary impairment on this security. All of the other securities in an unrealized loss position at December 31, 2003 were in such a position for 12 consecutive months or less.

At December 31, 2003, the Company's investments are concentrated in the following industries:

                                                                    % of Total
                                          Number of    % of Mkt.    Mkt. Value
                                          Holdings   Value of Fund  of Portfolio
                                          --------   -------------  ------------

Equity Securities:
   CIF Mutual Fund (1):
      Information Technology                   35          20.2%
      Financial Services                       48          18.2%
      Health Care                              16          14.7%
      Consumer Discretionary                   32          13.1%
      Energy                                   10           7.7%
      Materials                                21           7.0%
      Industrials                              22           5.1%
      Telecommunications                       13           4.9%
      Consumer Staples                         16           4.8%
      Cash & Equivalents                        -           3.4%
      Utilities                                 6           0.9%
                                              ---         ------
      Subtotal - Equity Securities            219         100.0%        21.3%
                                              ---         ------

Fixed Income Securities:
  U.S. Government Agencies & Asset Backed      60          52.8%        41.5%
  Corporate                                    78          18.0%        14.2%
  Corporate Asset Backed                       24          15.9%        12.5%
  U.S. Government Securities                   16           9.6%         7.6%
  State & Municipal                             5           3.0%         2.3%
  Foreign Government and Agencies               1           0.4%         0.3%
  Foreign Corporate                             2           0.3%         0.2%
  Other                                         1           0.1%         0.1%
                                              ---         ------       ------
   Subtotal - Fixed Income Securities         187         100.0%        78.7%
                                              ---         ------       ------
TOTAL INVESTMENT PORTFOLIO                    406                      100.0%
                                              ===                      ======

(1) Represents a mutual fund called the Capital International Fund (the "Fund") comprised of numerous securities. The Company does not own individual positions in the securities comprising the Fund. At December 31, 2003 there were 219 different securities comprising the Fund.

The Retrocession Agreements require the Company to establish, to the extent requested by MIC, letters of credit, trust accounts, or a combination thereof at the Company's option to permit MIC to obtain full credit for such reinsurance. In accordance with the terms and conditions of the Retrocession Agreements, MIC may utilize the letters of credit or the assets deposited into the trust accounts for any of the following purposes:

     o to reimburse MIC for the Company's share of premiums returned for business retroceded under the Retrocession Agreements on account of cancellations of such business;

     o to reimburse MIC for the Company's share of losses paid by MIC under the terms and provisions of the business retroceded under the Retrocession Agreements;

     o to fund an account with MIC in an amount at least equal to the Minimum Funding Requirement (as such term is defined in the Retrocession Agreements); and

     o to pay any other amounts that MIC claims is due under the Retrocession Agreements.

As of December 31, 2003, the Company had established one trust account and deposited assets totaling $88,911,501 into such trust account.

The Company provided an irrevocable letter of credit to MIC in the amount of $68,500,000 at December 31, 2002 ($72,350,000 at December 31, 2001) to
collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and investments were assigned to collateralize the letter of credit. At December 31, 2002, the fair value of such assets was $87,829,960 ($91,365,560 at December 31, 2001).

Reserves for Unpaid Losses

Reserves for unpaid losses are balance sheet liabilities representing estimates of amounts needed in the future to pay claims under Policies with respect to insured events, which have occurred as of the balance sheet dates.

For purposes of establishing reserves for unpaid losses, the Company relies upon the advice of MIC. At December 31, 2003 and 2002, the Company's reserves for unpaid losses were estimated as a percentage of earned premiums for the corresponding quarter. This calculation is compared to an acceptable range for the reserves developed by actuaries of the ceding company. At December 31, 2003, and 2002, the reserves for unpaid losses were $2,164,872 and $3,650,641, respectively. At December 31, 2003, the estimated range of reserves for unpaid losses prepared for the Company by the ceding company's actuaries was as follows:

      Low end of range:      $1.9 million
      High end of range:     $2.8 million

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

Reserves for unpaid losses are established after periodic actuarial reviews, based on judgments of the effects of technological change, manufacturers' warranties, and MIC's historical experience with mechanical motor vehicle service agreements. Consequently, the determination of reserves for unpaid losses is an estimate and a process inherently subject to a number of highly variable factors. Ultimate losses could develop higher than expected, resulting in an adjustment of reserves. Any adjustments to reserves for unpaid losses are reflected in the operating results for the periods in which they become known.

The Company utilizes a percentage of earned premiums for the corresponding quarter to estimate reserves for unpaid losses. The factor utilized is influenced by, among other things, underwriting results and the ability of eligible participants to submit claim payments without requiring the pre-approval by an adjuster. As of December 31, 2003 as a result of improved underwriting results and the ability of eligible participants to have claims paid without the pre-approval of an adjuster, the factor used to estimate reserves for unpaid losses was reduced. The factor change resulted in a favorable earnings impact of $1,082,794 in 2003.

There have been no other changes to the key assumptions made to estimate the reserves for unpaid losses, including new events that occurred since the last reporting date (December 31, 2002).The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all business for the calendar years ended December 31, 2003, 2002 and 2001 were 64.7%, 71.6%, and 73.4%, respectively.

The following table sets forth an analysis of changes in the reserves for unpaid losses for the years ended December 31, 2003, 2002 and 2001.

                                             Year Ended
                                -----------------------------------
                                12/31/03      12/31/02     12/31/01
                                --------      --------     --------
Beginning balance in
reserves for unpaid losses      $3,650,641    $3,949,590   $4,754,710
                                ----------    ----------    ---------
Add-provision for losses
incurred related to:
  Current claim year......      30,798,600    36,929,150   40,529,340
  Prior claim years.......      (1,429,368)   (1,347,207)  (1,304,766)
                                ----------    ----------    ---------
         Total............      29,369,232    35,581,943   39,224,574
                                ----------    ----------    ---------
Deduct-paid losses
attributable to:
  Current claim year......      28,776,299    33,288,213   36,590,250
  Prior claim years.......       2,078,702     2,592,679    3,439,444
                                ----------    ----------    ---------
         Total............      30,855,001    35,880,892   40,029,694
Ending balance in reserves
for unpaid losses.........      $2,164,872    $3,650,641    3,949,590
                                ==========    ==========    =========

As a result of change in estimates of losses incurred in prior years, the provisions for losses incurred in 2003, 2002 and 2001 decreased by $1,429,368, $1,347,207, and $1,304,766, respectively. The decreases are largely due to the efficiencies realized in the claims payment processes previously discussed and due to the decreasing number of policies in force as a result of fewer Shares outstanding.

The following table sets forth the development of losses and loss adjustment expenses from January 1, 1999 through December 31, 2003.

                                            Year Ended
                      --------------------------------------------------------
                      12/31/99    12/31/00    12/31/01    12/31/02    12/31/03
                      --------    --------    --------    --------    --------
Liability for unpaid
claims and claims
adjustment expense... $4,725,239  $4,754,710  $3,949,590  $3,650,641  $2,164,872
                      ----------  ----------  ----------  ----------  ----------
Paid (cumulative) in
subsequent year(s)...  3,835,555   3,439,444   2,592,679   2,078,702
Estimated unpaid
liability as of
year end*............     12,639      10,500       9,704     142,571
                       ---------  ----------  ----------  ----------
Cumulative Redundancy  $ 877,045  $1,304,766  $1,347,207  $1,429,368
                       =========  ==========  ==========  ==========

* Vehicle Service Contract claims are generally paid within 90 days of when they are incurred. Accordingly, the liability for unpaid claims incurred in all prior years has been combined at each year end.

The table above shows initial estimated reserves at December 31, 2003, 2002, 2001, 2000 and 1999 and amounts paid on claims unsettled at each prior period end. Claims are typically processed for payment at the time the claim is reported. Therefore, the recorded claim liability at each year end represents the estimated incurred, but not reported claims and claims in the process of payment. The cumulative deficiency or redundancy represents the total change in reserve estimates covering prior years.

The Policies reinsured by the Company are written for multiple years (up to seven years) and losses do not occur equally over the period for which the Policies are written, but tend to be clustered in the later years. Therefore, loss experience for prior years may not be indicative of that for future years.

Recently Issued Accounting Standards SFAS 150 - In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on the Company's financial condition or results of operations.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest Rate Risk

The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates and attempts to mitigate that exposure through active portfolio management. The Company's investment guidelines do not permit the use of derivatives in managing interest rate risk. As of December 31, 2003 and 2002, the net fair value asset exposure to interest rate risk was approximately $65.8 million and $66.1 million, respectively. As of both December 31, 2003 and 2002, the potential loss in fair value resulting from a hypothetical 10% increase in interest rates would be approximately $0.9 million and $0.9 million, respectively. Conversely, the potential gain in fair value resulting from a hypothetical 10% decrease in interest rates would be approximately $0.9 at both December 31, 2003 and 2002.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. At December 31, 2003 and 2002, 100% of investments were denominated in U.S. dollars.

Equity Price Risk

Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities. At December 31, 2003 and December 31, 2002, the Company had approximately 21% and 14%, respectively, of its portfolio invested in an international equity fund. As of December 31, 2003 and 2002, the net fair value asset exposure to equity price risk was approximately $17.8 million and $12.6 million, respectively, and the potential gain in fair value resulting from a hypothetical 10% increase in the underlying equity prices would be approximately $1.8 million and $1.3 million, respectively. Conversely, the potential loss in fair value resulting from a hypothetical 10% decrease in the underlying equity prices would be approximately $1.8 million and $1.3 million at December 31, 2003 and 2002, respectively.

For a discussion of the Company's investment in the Fund, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                Page No.
                                                                --------

            Independent Auditors' Report                             24

            Balance Sheets December 31, 2003 and 2002                25

            Statements of Operations and Retained Earnings for
            the years ended December 31, 2003, 2002 and 2001         26

            Statements of Changes in Stockholders' Equity for
            the years ended December 31, 2003, 2002 and 2001         27

            Statements of Cash Flows for the years ended
            December 31, 2003, 2002 and 2001                         30

            Notes to the Financial Statements                        32

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders of
MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
One Financial Place
Collymore Rock
St. Michael, Barbados


We have audited the accompanying balance sheets of Motors Mechanical Reinsurance Company, Limited (the "Company") as of December 31, 2003 and 2002, and the related statements of operations and retained earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003 (expressed in United States dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Motors Mechanical Reinsurance Company, Limited as of December 31, 2003 and 2002, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.





                                                      CHARTERED ACCOUNTANTS
                                                      /s/ Deloitte & Touche LLP

Bridgetown, Barbados
February 17, 2004

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                      (Expressed in United States dollars)


                                           Notes       2003          2002
                                           -----       ----          ----
ASSETS

Investments
  Debt securities                                  $65,807,414    $74,393,966
  Equity securities                                 17,782,758     12,597,450
   Total Investments                        3,7     83,590,172     86,991,416
Cash and cash equivalents                    7       4,999,219        257,303
Accrued investment income                              502,869        572,241
Deferred acquisition costs                          17,148,979     19,810,917
Advances to stockholders                               479,509        323,206
Due from Motors Insurance Corporation                      -          379,634
Prepayments                                                -           44,779
                                                   -----------    -----------

   Total Assets                                    106,720,748    108,379,496
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unearned premiums                                   76,246,766     83,482,170
Reserves for unpaid losses                   4       2,164,872      3,650,641
Accrued liabilities                                    174,456        180,205
Due to Motors Insurance Corporation                    805,718            -
                                                   -----------    -----------
   Total Liabilities                                79,391,812     87,313,016
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES                7             -              -
                                                   -----------    -----------
STOCKHOLDERS' EQUITY                         5
Share capital
- Common stock - no par value;
   Authorized - 2,000 shares;
   Issued and outstanding - 2,000 shares               200,000        200,000
- Participating stock - no par value;
   Authorized - 100,000 shares;
   Issued and outstanding -
   20,600 shares at December 31, 2003 and
     23,300 shares at December 31, 2002              1,545,000      1,747,500
                                                  ------------   ------------
Total share capital                                  1,745,000      1,947,500
Retained earnings                            8      23,411,660     20,276,888
Accumulated other comprehensive
income/(loss)                                        2,172,276     (1,157,908)
                                                  ------------   ------------
   Total Stockholders' Equity                       27,328,936     21,066,480
                                                  ------------   ------------

Total Liabilities and Stockholders' Equity        $106,720,748   $108,379,496
                                                  ============   ============

The accompanying notes form an integral part of these financial statements.

                       MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                       STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                    FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                      (Expressed in United States dollars)



                                                  Years Ended December 31,
                                       --------------------------------------
                                       Notes    2003        2002        2001
                                       -----    ----        ----        ----

INCOME
   Reinsurance premiums assumed          6  $38,171,866 $45,296,200 $51,131,226
   Recapture of unearned                 9          -    (1,635,656)         -
    reinsurance premiums
   Decrease in unearned premiums              7,235,404   6,151,952   2,281,343
                                            ----------- ----------- -----------
   Premiums earned                           45,407,270  49,812,496  53,412,569
                                            ----------- ----------- -----------
   Investment Income
     Interest earned                          3,472,600   4,268,676   4,518,711
      Realized gains on investments - net       904,455   2,099,677   1,632,053
                                            ----------- ----------- -----------
   Investment income                          4,377,055   6,368,353   6,150,764
                                            ----------- ----------- -----------

TOTAL INCOME                                 49,784,325  56,180,849  59,563,333
                                            ----------- ----------- -----------

EXPENSES
   Acquisition costs                         10,983,219  12,508,680  13,858,660
   Losses paid                               30,855,001  35,970,182  40,029,694
   Decrease in reserves for unpaid losses    (1,485,769)   (298,949)   (805,120)
    Administrative expenses
     Related parties                            277,310     273,361     273,592
     Other                                      470,304     402,457     475,589
                                            ----------- ----------- -----------

TOTAL EXPENSES                               41,100,065  48,855,731  53,832,415
                                            ----------- ----------- -----------

NET INCOME                                    8,684,260   7,325,118   5,730,918

RETAINED EARNINGS, beginning of year         20,276,888  20,276,888  16,247,004

LESS: DIVIDENDS                              (4,930,473) (4,318,225) (3,083,096)

DEDUCT SURPLUS AMOUNTS ON                      (619,015) (1,251,979)   (372,852)
                                            ----------- ----------- -----------
REDEMPTION OF PARTICIPATING STOCK

RETAINED EARNINGS, end of year              $23,411,660 $20,276,888 $18,521,974
                                            =========== =========== ===========


The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                      (Expressed in United States dollars)


                                                                                December 31, 2003
                                            ---------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                Total                                           Other
                                            Shareholders'     Comprehensive     Retained    Comprehensive    Common   Participating
                                                Equity            Income        Earnings    Income/(Loss)     Stock       Stock
                                                ------            ------        --------    -------------     -----       -----
Balance at December 31, 2002                 $21,066,480    $        -       $20,276,888    $(1,157,908)    $200,000    $1,747,500
Comprehensive income:
     Net income                                8,684,260         8,684,260     8,684,260          -             -            -
     Other comprehensive income,
       net of tax:
         Unrealized gains on securities,
            net of reclassification            3,330,184         3,330,184        -           3,330,184         -            -
                                                               -----------

              Comprehensive income              -              $12,014,444        -               -             -            -
                                                               ===========
     Dividends declared and paid
       on participating stock                 (4,930,473)                     (4,930,473)         -             -            -
     Participating stock:
       Redeemed                                 (821,515)                       (619,015)         -             -         (202,500)
                                             -----------                     -----------     ----------     --------    ----------

Balance at December 31, 2003                 $27,328,936                     $23,411,660     $2,172,276     $200,000    $1,545,000
                                             ===========                     ===========     ==========     ========    ==========

Disclosure of reclassification amount
     Unrealized holding gains arising          4,234,639
     during period
     Less: reclassification adjustment          (904,455)
                                              ----------
     for gains included in net income

     Net unrealized gains on securities       $3,330,184
                                              ==========

The accompanying notes form an integral part of these financial statements.

                       MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

                      (Expressed in United States dollars)



                                                                                    December 31, 2002
                                            ---------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                Total                                          Other
                                            Shareholders'    Comprehensive    Retained      Comprehensive    Common    Participating
                                                Equity          Income        Earnings      Income/(Loss)     Stock        Stock
                                                ------          ------        --------      -------------     -----        -----
Balance at December 31, 2001                  $22,366,022    $       -      $18,521,974       $1,769,048    $200,000    $1,875,000
Comprehensive income:
     Net income                                 7,325,118       7,325,118     7,325,118          -              -             -
     Other comprehensive income,
       net of tax:
         Unrealized loss on securities,
                net of reclassification        (2,926,956)     (2,926,956)         -          (2,926,956)       -             -
                                                              -----------

              Comprehensive income                  -          $4,398,162          -             -              -             -
                                                               ==========
     Dividends declared and paid
       on participating stock                  (4,318,225)                   (4,318,225)         -              -             -
     Participating stock:
       Issued                                      15,000                          -             -              -           15,000
       Redeemed                                (1,394,479)                   (1,251,979)         -              -         (142,500)
                                              -----------                    -----------     -----------    --------    ----------

Balance at December 31, 2002                  $21,066,480                    $20,276,888     $(1,157,908)   $200,000    $1,747,500
                                              ===========                    ===========     ===========    ========    ==========

Disclosure of reclassification amount
     Unrealized holding losses arising
     during period                             (5,026,633)
     Add: reclassification adjustment
     for gains included in net income           2,099,677
                                             ------------

     Net unrealized loss on securities       $ (2,926,956)
                                             ============

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONTINUED)

                      (Expressed in United States dollars)



                                                                                    December 31, 2001
                                            ---------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                Total                                           Other
                                            Shareholders'     Comprehensive    Retained      Comprehensive   Common    Participating
                                               Equity             Income       Earnings      Income/(Loss)    Stock       Stock
                                               ------             ------       --------      -------------    -----       -----
Balance at December 31, 2000                  $21,121,927    $       -        $16,247,004     $2,732,423     $200,000   $1,942,500
Comprehensive income:
     Net income                                5,730,918        5,730,918       5,730,918          -            -            -
     Other comprehensive income,
       net of tax:
         Unrealized loss on securities,
                net of reclassification         (963,375)        (963,375)           -          (963,375)       -            -
                                                               ----------

              Comprehensive income                 -           $4,767,543            -              -           -            -
                                                               ==========
     Dividends declared and paid
       on participating stock                 (3,083,096)                      (3,083,096)          -           -            -
     Participating stock:
       Issued                                      7,500                            -               -           -            7,500
       Redeemed                                 (447,852)                        (372,852)          -           -          (75,000)
                                             -----------                      -----------     ----------     --------   ----------

Balance at December 31, 2001                 $22,366,022                      $18,521,974     $1,769,048     $200,000   $1,875,000
                                             ===========                      ===========     ==========     ========   ==========

Disclosure of reclassification amount
     Unrealized holding losses arising
     during period                            (2,595,428)
     Add: reclassification adjustment
     for gains included in net income          1,632,053
                                              ----------

     Net unrealized loss on securities        $ (963,375)
                                              ==========

The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                      (Expressed in United States dollars)

                                                                              Years Ended December 31,
                                                              ---------------------------------------------------
                                                                   2003                2002               2001
                                                                   ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Reinsurance premiums collected                             $ 41,506,759       $ 48,171,023         $48,312,795
   Reinsurance premiums returned                                     -             (1,635,656)               -
   Losses and acquisition expenses paid                        (41,275,347)       (47,168,004)        (52,571,957)
   Administrative expenses paid                                   (740,662)          (667,237)           (791,054)
   Investment income received                                    3,523,574          4,497,215           4,623,433
   Advances to stockholders                                       (156,303)              -                   -
                                                              ------------       ------------         -----------
Net cash provided by/(used in) operating activities              2,858,021          3,197,341            (426,783)
                                                              ------------       ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of investments                                   (350,633,775)      (248,329,909)        (71,853,926)
   Sales and maturities of investments                         358,269,658        250,944,583          74,210,913
                                                              ------------       ------------         -----------

Net cash provided by investing activities                        7,635,883          2,614,674           2,356,987
                                                              ------------       ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of participating stock                        -                 15,000               7,500
Redemption of participating stock                                 (821,515)        (1,394,479)           (447,851)
Dividends paid                                                  (4,930,473)        (4,318,225)         (3,083,096)
                                                              ------------       ------------         -----------

Net cash used in financing activities                           (5,751,988)        (5,697,704)         (3,523,447)
                                                              ------------       ------------         -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                 4,741,916            114,311          (1,593,243)

CASH AND CASH EQUIVALENTS,
beginning of year                                                  257,303            142,992           1,736,235
                                                              ------------       ------------         -----------

CASH AND CASH EQUIVALENTS, end of year                          $4,999,219           $257,303            $142,992
                                                              ============       ============         ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                            STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

                      (Expressed in United States dollars)


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY/(USED IN) OPERATING
ACTIVITIES:

                                                             Years Ended December 31,
                                                   ------------------------------------------
                                                      2003           2002             2001
                                                      ----           ----             ----

Net income                                         $8,684,260      $7,325,118      $5,730,918
Realized gains on investments - net                  (904,455)     (2,099,677)     (1,632,053)
Change in:
     Accrued investment income                         69,372         216,958         114,535
     Deferred acquisition costs                     2,661,938       2,999,300       1,087,804
      Advances to shareholders                       (156,303)        204,294        (337,500)
     Prepayments                                       44,779          (7,279)           (250)
     Unearned premiums                             (7,235,404)     (6,151,952)     (2,281,343)
     Reserves for unpaid losses                    (1,485,769)       (298,949)       (805,120)
     Accrued liabilities                               (5,749)         (1,116)         55,368
     Due from/to Motors Insurance Corporation       1,185,352       1,010,644      (2,359,142)
                                                 ------------      ----------     -----------

NET CASH PROVIDED BY/(USED IN) OPERATING
ACTIVITIES                                       $  2,858,021      $3,197,341     $  (426,783)
                                                 ============      ==========     ===========


The accompanying notes form an integral part of these financial statements.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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


Note 2.   SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The financial statements are stated in United States dollars and prepared in conformity with accounting principles generally accepted in the United States of America

          Use of Estimates

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Premium Income and Acquisition Costs

          Reinsurance premiums are based on the Company assuming (after ceding commission) 75% of the original net policy premiums written by the direct insurer prior to October 1, 2001 and 80% for net policy premiums written by the direct insurer, on and after October 1, 2001. Of these net reinsurance premiums, 75% is retroceded to the Company when written and the remaining 25% when such premiums are earned (net of ceding commissions and excise taxes).

          Premiums are written on the basis of quarterly cessions and earned relative to anticipated loss exposures. Acquisition costs, consisting of ceding commissions and excise taxes, are charged to expense on the basis of premiums earned.

          Investments

          Investments, all of which are available for sale, are comprised of interest-bearing marketable securities, and an investment in an international equity fund (the "Fund"), which are carried at fair value based on quoted market prices and dealer quotes obtained from an external pricing service. Unrealized appreciation/(depreciation) is included in accumulated other comprehensive income/(loss).

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)

                      (Expressed in United States dollars)


Note 2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Investments (continued)

          Realized gains and losses on the sale of investments and losses from other than temporary impairment are included as investment income and are calculated based on amortized costs. To determine the amounts recorded as other than temporary impairment for its fixed income investments held, the Company evaluated, among other things, the length of time and the extent that the security's market value has been valued at less than cost; the financial health of the issuer, including any specific events, which may influence the issuer; the Company's intent to hold the investment; and the security's rating as determined by an independent rating agency. If an investment's unrealized loss position was determined to be other than temporary in nature, the underlying security's cost basis was written down to the market value at the time that the impairment charge was recorded. The Company's investment in the Fund was reviewed using the applicable criteria described above and such review also included the following procedures to determine whether any charge for other than temporary impairment was necessary:

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

          Taxation

          The Company received an undertaking from the Barbados Government exempting it from all local income, profits and capital gains taxes, which expired on December 31, 2001. Beginning January 1, 2002, the Company is subject to tax at a rate of 2% on its taxable income, provided that the amount of such tax will not exceed $2,500 per annum until December 31, 2016.

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

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)

                      (Expressed in United States dollars)


Note 3.   INVESTMENTS

          The cost and fair value of investments in debt securities and equities are as follows:

                                                                        Gross            Gross
                                                                     Unrealized       Unrealized
                                                       Cost         Appreciation     Depreciation      Fair Value
                                                       ----         ------------     ------------      ----------
           December 31, 2003:

           Governments and their agencies          $42,773,065       $  613,471        $(381,371)     $43,005,165
           Corporations                             21,688,554          722,752         (139,997)      22,271,309
           Supranationals                              497,900           33,040            -              530,940
                                                   -----------       ----------      -----------      -----------
                Sub-total debt securities           64,959,519        1,369,263         (521,368)      65,807,414
           Capital International Fund               16,458,377        1,324,381            -           17,782,758
                                                   -----------       ----------      -----------      -----------
           Total                                   $81,417,896       $2,693,644        $(521,368)     $83,590,172
                                                   ===========       ==========      ===========      ===========

           December 31, 2002:

           Governments and their agencies          $46,895,064       $1,486,701          $(6,610)     $48,375,155
           Corporations                             24,387,615        1,121,565          (26,394)      25,482,786
           Supranationals                              497,900           38,125            -              536,025
                                                   -----------       ----------      -----------      -----------
                Sub-total debt securities           71,780,579        2,646,391          (33,004)      74,393,966
           Capital International Fund               16,368,745            -           (3,771,295)      12,597,450
                                                   -----------       ----------      -----------      -----------
           Total                                   $88,149,324       $2,646,391      $(3,804,299)     $86,991,416
                                                   ===========       ==========      ===========      ===========

          The cost and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call the underlying security or prepayment obligations with or without call or prepayment penalties.

                                                         Cost        Fair Value
                                                         ----        ----------

          Due within one year                       $      50,148  $      50,360
          Due after five years through ten years       27,399,123     27,942,835
          Due after ten years through thirty years     18,749,477     18,746,659
                                                    -------------  -------------
                                                    $  64,959,519  $  65,807,414
                                                    =============  =============

          In 2003, gross gains of $1,211,346 and gross losses of $306,891 were realized. In 2002, gross gains of $3,516,788 and gross losses of $1,417,111 were realized. In 2001, gross gains of $2,067,143 and gross losses of $435,090 were realized. For the years ended December 31, 2003, 2002 and 2001 of the realized loss recorded, $18,741, $159,632 and $0, respectively were recorded for investments whose losses were determined to be other than temporary.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)

                      (Expressed in United States dollars)


Note 3.   INVESTMENTS (CONTINUED)

The fair value and unrealized losses on the investments at December 31, 2003 are as follows:

                           Less than 12 months            12 months or more                  Total
                           -------------------            -----------------                  -----
                                       Unrealized                  Unrealized                   Unrealized
                        Fair value       Losses       Fair value     Losses        Fair value     Losses
Government and
their agencies          $17,572,574      $381,371      $      -      $   -       $17,572,574     $381,371
Corporations              5,812,528       124,648       402,104       15,349       6,214,632      139,997
                        -----------      --------      --------      -------     -----------     --------
                        $23,385,102      $506,019      $402,104      $15,349     $23,787,206     $521,368
                        ===========      ========      ========      =======     ===========     ========

          The following summarizes net unrealized appreciation (depreciation) on investments:

               Balance at December 31, 2001      $1,769,048
                   Net depreciation              (2,926,956)
                                                 ----------

               Balance at December 31, 2002      (1,157,908)
                   Net appreciation               3,330,184
                                                 ----------

               Balance at December 31, 2003      $2,172,276
                                                 ==========

          At December 31, 2003, the investment portfolio is comprised of approximately 79% (2002 - 86%) in diverse debt securities, which do not result in any concentration of credit risk and 21% (2002 - 14%) in the Fund based on market value. At December 31, 2003 and 2002, 100% of the Company's investments are denominated in United States dollars.

Note 4.   RESERVES FOR UNPAID LOSSES

          The following table sets forth an analysis of changes in the reserves for unpaid losses for the years ended December 31, 2003, 2002 and 2001:

                                                       2003             2002            2001
                                                       ----             ----            ----
          Beginning balance in reserves
              for unpaid losses                      $3,650,641       $3,949,590      $4,754,710
                                                     ----------       ----------     -----------

          Add/(deduct) provision for losses
              incurred related to:
              Current claim year                     30,798,600       36,929,150      40,529,340
              Prior claim years                      (1,429,368)      (1,347,207)     (1,304,766)
                                                     ----------       ----------     -----------
          Total                                      29,369,232       35,581,943      39,224,574
                                                     ----------       ----------     -----------

          Deduct paid losses attributable to:
              Current claim year                     28,776,299       33,288,213      36,590,250
              Prior claim years                       2,078,702        2,592,679       3,439,444
                                                     ----------       ----------     -----------
          Total                                      30,855,001       35,880,892      40,029,694
                                                     ----------       ----------     -----------

          Ending balance in reserves
              for unpaid losses                      $2,164,872       $3,650,641     $ 3,949,590
                                                     ==========       ==========     ===========

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)

                      (Expressed in United States dollars)


Note 4.   RESERVES FOR UNPAID LOSSES (CONTINUED)

          As a result, of change in estimates of losses incurred in prior years, the provisions for losses incurred in 2003, 2002, and 2001 decreased by $1,429,368, $1,347,207, and $1,304,766, respectively.

          The Company utilizes a percentage of earned premiums for the corresponding quarter to estimate reserves for unpaid losses. The factor utilized is influenced by, among other things, underwriting performances and the ability of eligible participants to submit claim payments without requiring the pre-approval by an adjuster. As a result of improved underwriting performance and the utilization of those types of claim processes, the factor used in estimating reserves for unpaid losses at December 31, 2003 was 10 percentage points (or 33%) lower than that used at December 31, 2002 and 2001. During 2003, the factor was lowered by 5 percentage points in both the 2nd and 4th quarters. The factor changes resulted in a favorable earnings impact of $1,082,794 in 2003.

Note 5.   STOCKHOLDERS' EQUITY

          All of the Company's Common Stock is held by GMAC Insurance Holdings, Inc. Prior to December 2002, the Company's Common Stock was owned by MIC.

          During year 2003, no additional series of 100 shares of Participating Stock were issued as compared to two series of 100 shares for the year ended December 31, 2002. In addition, during 2003 the Board of Directors ("the Board") redeemed twenty-seven series of 100 shares which had been previously placed in run-off (of which eleven had reached a fully earned position during 2003 and sixteen were redeemed for nil value). During 2002, the Board redeemed eighteen series of 100 shares of all which had been previously placed in run-off and had reached fully earned position. In addition, the Board redeemed one series of 100 shares for $230,538, which represented the balance in the capital and surplus account at July 1, 2002. Also, MIC recaptured the unearned premiums and loss reserves for this series (see Note 9).

          In the years ended, December 31, 2003, 2002, and 2001 costs in the amount of $141,229, $90,753 and $106,751, respectively, were incurred in the sale of Participating Stock. MIC reimburses the Company directly for these expenses. Such reimbursements are deducted from the gross administrative expenses of the Company.

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

          From time to time, funds are held in escrow on account of Participating Stock applications. Such amounts are not included in cash and cash equivalents in the accompanying financial statements. At December 31, 2003 and 2002, there were no funds held in escrow.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)

                      (Expressed in United States dollars)


Note 6.   REINSURANCE PREMIUMS

          Under the provisions of the retrocession agreement, the Company will assume future additional premiums of $25,415,589 ($27,827,390 at December 31, 2002) relating to premiums written by Motors Insurance Corporation, but unearned at the respective period ends. The amounts will be received as the premiums are earned, net of related acquisition costs.

Note 7.   COLLATERALIZED RESERVES

          On December 22, 2003, the Company entered a trust agreement with MIC, which requires assets to be held in a regulated trust account to collateralize the amounts recoverable from the Company related to the business ceded to it. The amount required at December 31, 2003 was $62,025,054 ($0 at December 31, 2002). Cash equivalents and investments are deposited in the trust account. At December 31, 2003 the fair value of such assets was $88,911,501 ($0 at December 31, 2002).

          The Company provided an irrevocable letter of credit to MIC in the amount of $68,500,000 at December 31, 2002 ($72,350,000 at December
          31, 2001) to collateralize the amounts recoverable from the Company related to the business ceded to it. Cash equivalents and investments were assigned to collateralize the letter of credit. At December 31, 2002, the fair value of such assets was $87,820,960 ($91,365,560 at December 31, 2001).

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

          Barbados law requires that the Company maintain a minimum margin of solvency based generally on the amount of premiums earned in the preceding year. At January 1, 2004, the Company's required minimum margin of solvency computed in accordance with Barbados law was $5,040,727.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)

                      (Expressed in United States dollars)


Note 8.   RETAINED EARNINGS (CONTINUED)

          Retained earnings applicable to the Common and Participating Stockholders are comprised of the following:

                                                  Common       Participating        Total
                                                  ------       -------------        -----
          Balance, December 31, 2000              $25,951      $16,221,053      $16,247,004

          Net income for the year                  19,868        5,711,050        5,730,918
          Dividend paid                             -           (3,083,096)      (3,083,096)
          Redemption of Participating Stock         -             (372,852)        (372,852)
                                                  -------      -----------      -----------

          Balance, December 31, 2001               45,819       18,476,155       18,521,974

          Net income for the year                  17,511        7,307,607        7,325,118
          Dividend paid                             -           (4,318,225)      (4,318,225)
          Redemption of Participating Stock         -           (1,251,979)      (1,251,979)
                                                  -------      -----------      -----------

          Balance at December 31, 2002             63,330       20,213,558       20,276,888

          Net income for the year                  13,381        8,670,879        8,684,260
          Dividend paid                             -           (4,930,473)      (4,930,473)
          Redemption of Participating Stock         -             (619,015)        (619,015)
                                                  -------      -----------      -----------

          Balance at December 31, 2003            $76,711      $23,334,949      $23,411,660
                                                  =======      ===========      ===========


Note 9.   RECAPTURE OF UNEARNED REINSURANCE PREMIUMS

          During 2002, the Company entered a recapture agreement with MIC for one series of Participating Stock. Under the agreement MIC recaptured premiums of $1,635,656, which represents unearned premiums and an amount equal to $57,426 for losses incurred, but unpaid with respect to the recaptured business as of June 30, 2002. Additionally, MIC has paid the Company a recapture commission of $391,954 and a refund of U.S. Federal Excise Tax of $16,357, which represents the deferred portion of the ceding commissions and taxes previously paid by the Company. Upon recapturing these shares, such amounts were transferred into another mechanical service contract reinsurance company that assumes business from MIC.

Note 10.  SUBSEQUENT EVENT

          On March 3, 2004 the Company's Board of Directors declared a dividend in the amount of $8,022,359 to eligible Participating Stockholders on record as of December 31, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer (Principal Executive Officer), and the Company's Principal Financial Officer evaluated, with the participation of the Company's management and GMACI's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive and Principal Financial Officers each concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that could have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Five of the current directors of the Company were elected by MIC through its ownership of the Common Stock at the Annual Shareholders' Meeting held on May 14, 2003. One director was elected by the holders of the Shares at such meeting. The directors and officers of the Company are as follows:

NAME                    AGE       POSITION WITH THE COMPANY
                                  AND OTHER EMPLOYMENT (DURING
                                  PAST FIVE YEARS)

Thomas D. Callahan       51       Chairman, Chief Executive Officer,
                                  President and Director (Senior Vice
                                  President, MIC, 1998 to present;
                                  Vice-President, MIC, 1994-1998)

                                  Mr. Callahan became President in May of 2003 and Director in 1999.

William B. Noll          61       Executive Vice-President and Director
                                  (President, GMAC Insurance Holdings, Inc.,
                                  1997 to present; President, Motors
                                  Insurance Corporation ("MIC"), 1999 to
                                  present; Executive Vice-President & Chief
                                  Financial Officer, MIC, 1993-1999)

                                  Mr. Noll became Executive Vice-President in
                                  May of 2003 and Director in 1995.

John J. Dunn, Jr.        45       Vice-President and Director (Treasurer,
                                  GMAC Insurance Holdings, Inc., 1997 to
                                  present; Vice-President - Finance, 1998 to present; Treasurer of MIC, 1998-March 2004)

                                  Mr. Dunn became Vice-President and Director in 1996.

NAME                     AGE      POSITION WITH THE COMPANY
                                  AND OTHER EMPLOYMENT (DURING
                                  PAST FIVE YEARS)

Robert E. Capstack       63       Vice-President and Director (Section
                                  Manager,
                                  MIC, 1994 to present; Vice-President, GMAC
                                  Securities Corporation, 1999)

                                  Mr. Capstack became Vice-President and
                                  Director in April of 1999.

Peter R. P. Evelyn       62       Director (Attorney, 2002 to present;
                                  Partner, Evelyn, Gittens & Farmer, a
                                  Barbados law firm (1986-2002))

                                  Mr. Evelyn became a Director in 1986.

Harvey J. Koning         62       Director (President, Grand Oldsmobile
                                  Center, Inc., Grand Rapids, Michigan, 1983)

                                  Mr. Koning became a Director in 2002.

Ronald W. Jones          51       Vice-President, Finance, Principal
                                  Financial Officer and Principal Accounting
                                  Officer (Deputy Chairman, Aon Insurance
                                  Managers (Barbados), Ltd. (1986 to present))

                                  Mr. Jones has served as Vice-President,
                                  Finance since 1987.

Michael B. Boyce         64       Secretary (Principal, Colybrand Company
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

Audit Committee and Audit Committee Financial Expert

The Company does not have a separate Audit Committee. In accordance with Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors of the Company acts as the Audit Committee. The Board of Directors does not have an audit committee financial expert because the Board of Directors has not determined whether any member of its Board of Directors qualifies as an audit committee financial expert, as such term is defined by Item 401(h) of Regulation S-K of the Exchange Act. At a meeting in May 2004, the Board of Directors intends to determine whether any member of the Board of Directors qualifies as an audit committee financial expert.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, executive officers and directors. Upon request, the Company will provide to any person, without charge, a copy of the Code of Business Conduct and Ethics. Requests should be made in writing and addressed to Ronald W. Jones, Vice President, Motors Mechanical Reinsurance Company, Limited, One Financial Place, Collymore Rock, St. Michael, Barbados, W.I. In addition, the Company has filed the Code of Business Conduct and Ethics as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                  Name And Address Of   Amount And Nature Of
 Title Of Class    Beneficial Owner     Beneficial Ownership    Percent Of Class
 --------------   ----------------      --------------------    ----------------

Common Stock      GMAC Insurance            2,000 shares            100%
                  Holdings, Inc.
                  300 Galleria
                  Officentre
                  Suite 200
                  Southfield, MI 48034

Participating     Harvey J. Koning            100 shares             0.5%
Stock

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See ITEM 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and ITEM 11, EXECUTIVE COMPENSATION.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by Deloitte & Touche LLP ("D&T") for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Form 10-K or for services that are normally provided by D&T in connection with statutory and regulatory filings or engagements totaled $57,277 and $46,114 respectively.

Audit-Related Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for audit-related services totaled $4,400 and $0, respectively. The audit-related services performed by D&T in 2003 consisted primarily of providing advice with respect to the Sarbanes-Oxley Act of 2002 and reviewing filings that the Company makes with the U.S. Securities and Exchange Commission.

Tax Fees

No aggregate fees were billed in each of the last two years for professional services rendered by D&T for tax compliance, tax advice and tax planning.

All Other Fees

No aggregate fees were billed in each of the last two years for products and services provided by D&T other than those reported above.

Audit Committee Pre-Approval Policies and Procedures

The Company's Board of Directors acts as the Company's Audit Committee. All services to be performed for the Company by D&T must be preapproved by the Board of Directors or a designated member of the Board of Directors.

                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Document List

          (1)  Financial Statements

               The following are included in Item 8:

               (i)    Independent Auditors' Report.

               (ii)   Balance Sheets, December 31, 2003 and 2002

               (iii) Statements of Operations and Retained Earnings for the years ended December 31, 2003, 2002 and 2001

               (iv) Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

               (v) Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

               (vi)   Notes to Financial Statements.

          (2) Financial Statement Schedules: Schedules are omitted because of the absence of the conditions under which they are required or because the information required is presented in the financial statements or related notes.

          (3) Exhibits: The following exhibits are included in response to Item 15(c):

               3(a) Restated Articles of Incorporation and amendments thereto filed by reference to Exhibit 3(I) to Quarterly Report on Form 10-Q, File No. 033-06534, for the quarterly period ended June 30, 1996.

               3(b)   By-laws of the Company, as amended, filed by reference to
                      Exhibit 3(b) to Annual Report on Form 10-K, File No. 033-06534, for the year ended December 31, 2002.

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

               10(b) Amendment to Principal Retrocession Agreement between Motors Insurance Corporation and Registrant.*

               10(c) Form of Supplemental Retrocession Agreement between Motors Insurance Corporation and Registrant filed by reference to
                      Exhibit 10(b) of the Registration Statement on Form S-1, File No. 033-06534, dated June 18, 1986.

               10(d) Amendment to Supplemental Retrocession Agreement between Motors Insurance Corporation and Registrant.*

               10(e)  Specimen Stock Purchase Agreement filed by reference to
                      Exhibit 10(c) to Amendment No. 2 to Registration Statement on Form S-1, File No. 033-06534, dated May 22, 1987.

               10(f) Insurance Management Agreement between Registrant and Aon (formerly Alexander) Insurance Managers (Barbados), Ltd., effective January 1, 1996 filed by reference to Exhibit 10(e) to Annual Report on Form 10-K, File No. 033-06534, for the year ended December 31, 1996.

               10(g) Investment Management Agreement between Registrant and BlackRock International, Ltd. filed by reference to
                      Exhibit 10(f) to Annual Report on Form 10-K, File No. 033-06534, for the year ended December 31, 2000.

               14     Code of Ethics.*

               31(a) Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.*

               31(b) Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.*

               32(a)  Section 1350 Certification of Principal Executive
                      Officer.*

               32(b)  Section 1350 Certification of Principal Financial
                      Officer.*

               99(a) Certification Form filed by reference to Exhibit 28(a) to Amendment No. 2 to Registration Statement on Form S-1, File No. 033-06534, dated June 18, 1986.

               99(b) Guarantee issued by the Minister of Finance of Barbados filed by reference to Exhibit 99(b) to Amendment No. 2 to Registration Statement on Form S-2, File No. 033-060105, dated April 23, 1996.

          * Filed as an Exhibit herewith.

     (b) Reports on Form 8-K. No reports on Form 8-K for the year ended December 31, 2003 have been filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                  (Registrant)

                  By  /s/ Ronald W. Jones
                     -----------------------
                     Ronald W. Jones
                     Vice-President, Finance

                  Date:  March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature                 Title                           Date

/s/ Thomas D. Callahan    Chairman, Chief Executive       March 30, 2004
-----------------------
  Thomas D. Callahan      Officer, President and
                          Director

/s/ William B. Noll       Executive Vice-President and    March 30, 2004
-----------------------
  William B. Noll         Director

/s/ John J. Dunn, Jr.     Vice-President and              March 30, 2004
-----------------------
  John J. Dunn, Jr.       Director

/s/ Robert E. Capstack    Vice-President and              March 30, 2004
-----------------------
Robert E. Capstack        Director

/s/ Harvey J. Koning      Director                        March 30, 2004
-----------------------
  Harvey J. Koning

                          Director                        March 30, 2004
-----------------------
  Peter R. P. Evelyn

/s/ Ronald W. Jones       Vice-President Finance,         March 30, 2004
-----------------------
  Ronald W. Jones         Principal Financial and
                          Accounting Officer


      Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934, as amended, by the registrant which have not registered securities pursuant to Section 12 of the Act.

      No annual report with respect to 2002 was distributed to shareholders. The proxy solicitation materials that were sent to shareholders in connection with the Registrant's annual meeting held May 14, 2003 have been previously filed with the Commission. The Registrant does not intend to send an annual report with respect to 2003 to shareholders and the Registrant has not sent, and does not intend to send, proxy solicitation materials with respect to the Registrant's annual meeting to be held May 12, 2004.

                                  EXHIBIT INDEX


Description of Document                                          Exhibit No.
-----------------------                                          -----------

Amendment to Principal Retrocession Agreement between Motors
Insurance Corporation and Registrant.                               10(b)

Amendment to Supplemental Retrocession Agreement between
Motors Insurance Corporation and Registrant.                        10(d)

Code of Ethics                                                        14

Rule 13a-14a/15d-14a Certification of the Principal                 31(a)
Executive Officer of the Registrant

Rule 13a-14a/15d-14a Certification of the Principal                 31(b)
Financial Officer of the Registrant

Section 1350 Certification of Principal Executive Officer of        32(a)
the Registrant

Section 1350 Certification of Principal Financial Officer of        32(b)
the Registrant