Form 10-K/A
period 2003-12-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2004-05-05
CIK 790381

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES __ No X

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2003, was $1,545,000.*

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             As of March 31,
                     Class                         2003
       ---------------------------------     ---------------

       Common Stock, no-par value                 2,000
       Participating Stock, no-par value         20,500

* Based on last offering price of $75.00 per share.

                                Explanatory Note

          This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Form 10-K") is being filed for the exclusive purpose of filing an exhibit to the Form 10-K proxy materials sent to the Registrant's shareholders to be held on May 12, 2004, which materials were provided to the Registrant's shareholders subsequent to the filing of the Form 10-K. These materials are filed as Exhibit 20(a) to this Amendment No. 1 to the Form 10-K.

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

               10(b) Amendment to Principal Retrocession Agreement between
                     Motors Insurance Corporation and Registrant.**

               10(c) Form of Supplemental Retrocession Agreement between Motors
                     Insurance Corporation and Registrant filed by reference to
                     Exhibit 10(b) of the Registration Statement on Form S-1, File No. 033-06534, dated June 18, 1986.

               10(d) Amendment to Supplemental Retrocession Agreement between
                     Motors Insurance Corporation and Registrant.**

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

               14    Code of Ethics.**

               20(a) Proxy Solicitation materials sent to shareholders in connection with annual meeting to be held on May 14, 2004.*

               31(a) Rule 13a-14(a)/15d-14(a) Certification of Principal
                     Executive Officer.***

               31(b) Rule 13a-14(a)/15d-14(a) Certification of Principal
                     Financial Officer.***

               32(a) Section 1350 Certification of Principal Executive
                     Officer.***

               32(b) Section 1350 Certification of Principal Financial
                     Officer.***

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

          *    Filed as an Exhibit herewith.

          ** Previously filed on April 8, 2004 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

          *** Filed as an Exhibit herewith. This Certification supplements the Certification previously filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2003 filed on April 8, 2004.

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

                        MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                          (Registrant)

                          By  /s/ Ronald W. Jones
                            ----------------------------
                          Ronald W. Jones
                          Vice-President, Finance
                        Date:  May 3, 2004

                                  EXHIBIT INDEX

Description of Document                                              Exhibit No.
-----------------------                                              -----------

Proxy Solicitation materials sent to shareholders
in connection with annual meeting to be                                 20(a)
held on May 12, 2004

Rule 13a-14a/15d-14a Certification of the Principal Executive
  Officer of the Registrant                                             31(a)

Rule 13a-14a/15d-14a Certification of the Principal Financial
  Officer of the Registrant                                             31(b)

Section 1350 Certification of Principal Executive Officer
  of the Registrant                                                     32(a)

Section 1350 Certification of Principal Financial Officer
  of the Registrant                                                     32(b)