Form 10-Q
period 2004-03-31
MOTORS MECHANICAL REINSURANCE CO LTD
filed 2004-05-13
CIK 790381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                   -----------

                                    FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For quarterly period ended    March 31, 2004

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

                    Barbados                                  N/A
----------------------------------------------- --------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

   Bishops Court Hill, St. Michael, Barbados                  N/A
----------------------------------------------- --------------------------------
    (Address of principal executive offices)               (Zip Code)

                                 (246) 436-4895
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No
                                  -------    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes         No   X
                                  -------    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                          Class                             As of March 31, 2004
                          -----                             --------------------
       Common Shares, no par-value                                   2,000
       Participating Shares, no par-value                           20,500

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements
        --------------------

          1.   Balance Sheets as of March 31, 2004 and December 31, 2003;

          2. Statements of Operations and Retained Earnings for the three month periods ended March 31, 2004 and 2003; and

          3. Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.

     In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three month period ended March 31, 2004 may not be indicative of results for the full year.

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
                                 BALANCE SHEETS
                     AT MARCH 31, 2004 AND DECEMBER 31, 2003
                           (Expressed in U.S. Dollars)


                                                                 March 31,        December 31,
                                                                    2004              2003
                                                                (unaudited)        (audited)
                                                              ---------------   ---------------
ASSETS
    Investments..........................................     $   78,199,873    $   83,590,172
    Cash and cash equivalents............................          3,123,233         4,999,219
    Accrued investment income............................            350,819           502,869
    Deferred acquisition costs...........................         16,311,132        17,148,979
    Advances to participating stockholders...............            639,309           479,509
    Prepaid expenses.....................................              1,875                 0
                                                              ---------------   ---------------
    Total assets.........................................     $   98,626,241    $  106,720,748
                                                              ===============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
        Unearned premiums................................     $   73,260,876    $   76,246,766
        Reserves for unpaid losses.......................          2,047,261         2,164,872
        Accrued liabilities..............................            156,564           174,456
        Due to Motors Insurance Corporation .............          1,255,331           805,718
                                                              ---------------   ---------------
        Total liabilities................................         76,720,032        79,391,812
                                                              ---------------   ---------------

STOCKHOLDERS' EQUITY
        Share capital
           Common Shares-no par value;
               Authorized - 2,000 shares; issued and
               outstanding - 2,000 shares................            200,000           200,000

           Participating Shares-no par value;
               Authorized - 100,000 shares; issued and
               outstanding - 20,500 shares as of March
               31, 2004 and 20,600 shares as of
               December 31, 2003.........................          1,537,500         1,545,000
                                                              ---------------   ---------------

        Total Share Capital                                        1,737,500         1,745,000

        Retained earnings................................         17,651,462        23,411,660

        Accumulated other comprehensive income...........          2,517,247         2,172,276
                                                              ---------------   ---------------

        Total stockholders' equity.......................         21,906,209        27,328,936
                                                              ---------------   ---------------

        Total liabilities and stockholders' equity.......     $   98,626,241    $  106,720,748
                                                              ===============   ===============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE
                THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                           (Expressed in U.S. Dollars)

                                                                     Three Month Periods
                                                                       Ended March 31,
                                                                    2004              2003
                                                                (unaudited)       (unaudited)
                                                              ---------------   ---------------
INCOME
    Reinsurance premiums assumed.........................     $    7,251,582    $    9,701,443
    Decrease in unearned premiums........................          2,985,890         1,922,137
                                                              ---------------   ---------------
    Premiums earned......................................         10,237,472        11,623,580
                                                              ---------------   ---------------

    Investment income
       Interest earned...................................            797,953           943,032
       Realized gains on investments-net.................            753,116           287,093
                                                              ---------------   ---------------
    Investment income....................................          1,551,069         1,230,125
                                                              ---------------   ---------------
TOTAL INCOME.............................................         11,788,541        12,853,705
                                                              ---------------   ---------------

EXPENSES
    Acquisition costs....................................          2,423,388         2,855,009
    Losses paid..........................................          6,947,822         8,057,087
    Decrease in reserves for unpaid losses...............           (117,611)         (163,850)
    Administrative expenses
       - Related Parties.................................             73,646            62,147
       - Other...........................................            153,844           158,750
                                                              ---------------   ---------------
TOTAL EXPENSES...........................................          9,481,089        10,969,143
                                                              ---------------   ---------------

NET INCOME...............................................          2,307,452         1,884,562

RETAINED EARNINGS, beginning of period...................         23,411,660        20,276,888

LESS:  DIVIDENDS.........................................         (8,022,359)                0

LESS:  REDEMPTION OF PARTICIPATING SHARES................            (45,291)          (77,393)
                                                              ---------------   ---------------
RETAINED EARNINGS, end of period.........................     $   17,651,462    $   22,084,057
                                                              ===============   ===============

                 MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                           (Expressed in U.S. Dollars)

                                                                     Three Month Periods
                                                                       Ended March 31,
                                                                    2004              2003
                                                                (unaudited)       (unaudited)
                                                              ---------------   ---------------
Cash flows from operating activities:
    Reinsurance premiums collected.........................   $    7,798,157    $   11,133,050
    Losses and acquisition expenses paid...................       (8,745,105)      (10,844,169)
    Administrative expenses (paid)/recovered...............         (132,477)           54,382
    Investment income received.............................          950,003           908,212
    Advances to Participating Stockholders.................         (159,800)         (124,098)
                                                              ---------------   ---------------
Net cash (used in)/provided by operating activities........         (289,222)        1,127,377
                                                              ---------------   ---------------

Cash flows from investing activities:
    Purchases of investments...............................      (35,759,300)     (123,195,494)
    Sales and maturities of investments....................       42,247,686       122,122,949
                                                              ---------------   ---------------

Net cash provided by/(used in) investing activities........        6,488,386        (1,072,545)
                                                              ---------------   ---------------

Cash flows from financing activities:
    Redemption of Participating Shares.....................          (52,791)          (92,393)
    Dividends paid.........................................       (8,022,359)                0
                                                              ---------------   ---------------
Net cash used in financing activities......................       (8,075,150)          (92,393)
                                                              ---------------   ---------------

Decrease in cash and cash equivalents......................       (1,875,986)          (37,561)
Cash and cash equivalents, beginning of period.............        4,999,219           257,303
                                                              ---------------   ---------------
Cash and cash equivalents, end of period...................   $    3,123,233    $      219,742
                                                              ===============   ===============

Reconciliation of net income to net cash (used in)/provided
by operating activities:
    Net income.............................................        2,307,452         1,884,562
    Realized gains on investments..........................         (753,116)         (287,093)
    Change in:
       Accrued investment income...........................          152,050           (16,831)
       Deferred acquisition costs..........................          837,847           730,522
       Advances to Participating Stockholders..............         (159,800)         (124,098)
       Prepaid expenses....................................           (1,875)           42,904
       Unearned premiums...................................       (2,985,890)       (1,922,137)
       Reserves for unpaid losses..........................         (117,611)         (163,849)
       Accrued liabilities.................................          (17,892)          129,830
       Due to Motors Insurance Corporation.................          449,613           853,567
                                                              ---------------   ---------------
Net cash (used in)/provided by operating activities........   $     (289,222)   $    1,127,377
                                                              ===============   ===============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Critical Accounting Policies. During the three months ended March 31, 2004, Motors Mechanical Reinsurance Company, Limited (the "Company") had no changes to its critical accounting policies as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations. For the quarter ended March 31, 2004, the Company had net income of $2,307,452, compared with net income of $1,884,562 for the same period in 2003. As discussed below, the increase in net income for the quarter ended March 31, 2004 compared to the same period in 2003 was primarily a result of the improved underwriting performance of the Company as reflected by the reductions in incurred loss ratios and acquisition expenses for the periods in question and an increase in investment income. Premiums earned decreased to $10,237,472 during the quarter ended March 31, 2004 compared to $11,623,580 for the same period in 2003. Expenses incurred (including incurred losses) during the quarter ended March 31, 2004 were $9,481,089, compared to $10,969,143 for the same period in 2003. The decrease in earned premiums and expenses is largely attributable to the reduction in the number of holders of Participating Shares as business in "run-off" reaches a fully earned status and such shares are redeemed. The Company experienced net underwriting income (premiums earned net of total expenses) for the quarter ended March 31, 2004 of $756,383, compared to $654,437 for the same period in 2003. The ratio of losses incurred to premiums earned for the quarter under review was 66.7 %, compared to 67.9% for the same period in 2003.

Other than as noted above, there were no material events to report for the three months ended March 31, 2004.

The decreases in earned premiums and expenses for the quarter ended March 31, 2004, compared to the same period in 2003, were in large part attributable to a decline in the number of policies reinsured by the Company. In addition, the ongoing efforts of the ceding company to monitor and control losses has had a positive impact on reducing losses incurred, which are an integral part of total Company expenses.

The fluctuations in loss ratios for the quarter ended March 31, 2004 compared to the same period in 2003 are a function of the frequency in number of claims paid and the severity of the individual claims and may not represent a trend or recur in future quarters.

Investment income for the quarter ended March 31, 2004 was $ 1,551,069, compared to $1,230,125 for the same period in 2003. Investment income is derived solely from the Company's investments in fixed income securities, equities, short-term investments, cash and cash equivalents. During the quarter ended March 31, 2004, the Company realized gains on the sale of investment securities of $753,116, compared to realized gains of $287,093 during the same period in 2003. Realized gains during the quarters ended March 31, 2004 and 2003 were a result of sales of fixed income securities, the value of which had increased as a result of decreases in market interest rates.

For the quarter ended March 31, 2004, the Company had interest earned of $797,953, compared to $943,032 for the same period in 2003. The reduction in interest earned for the three month period ended March 31, 2004 is primarily a result of lower coupon rates on fixed income investments.

Also, during the three month period ended March 31, 2004, the cash flows from purchases and sales of investments decreased significantly from the cash flows during the comparable period of 2003 due to decreased activity by the investment manager in buying and selling securities in the Company's fixed income portfolio. The decreased activity in purchases and sales of investments does not constitute a change in the underlying nature of the Company's investment policy. Investments continue to be held and accounted for as "available for sale."

The unrealized gain on investments was $2,517,247 at March 31, 2004, compared to an unrealized gain of $2,172,276 at December 31, 2003. This increase in unrealized gains is largely due to an increase in the market value of the Company's investment in an international equity fund called the Capital International Global Equity Fund (the "Fund"). As of March 31, 2004, the Fund had an unrealized gain position of $1,761,620 compared to an unrealized gain of $1,324,381 at December 31, 2003. The Company's fixed income portfolio had a net unrealized gain of $755,627 at March 31, 2004, compared to a net unrealized gain of $847,895 at December 31, 2003.

During the three months ended March 31, 2004, the Company did not record any realized losses for other than temporary impairment on its fixed income portfolio or on its equity portfolio. To determine whether amounts should be recorded for other than temporary impairment for its fixed income investments, the Company evaluated, among other things, the length of time and the extent that the security's market value has been valued at less than cost; the financial health of the issuer, including any specific events which may influence the issuer; the Company's intent and ability to hold the investment; and the security's rating as determined by an independent rating agency. If an investment's unrealized loss position was determined to be other than temporary in nature, the underlying security's cost basis would have been written down to the market value at the time that the impairment charge was recorded.

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

As of March 31, 2004, the Company's investment in the Fund was in an unrealized gain position of $1,761,620 or 10.7% of its historical cost. Utilizing the procedures described above, no charge for other than temporary impairment was recorded in the first three months of 2004 for the Company's investment in the Fund.

There are inherent uncertainties in applying methodology and procedures described above with the primary uncertainty being the continued volatility in most international economies, geographic regions, and industries in which the Fund invests.

Should management determine in the future that a decline in the value of any of its investment portfolio is other than temporary, the overall impact on the Company's holdings of fixed income investments is estimated to be a gross loss of approximately $0.4 million. This represents the gross unrealized loss position of the Company's fixed income investment portfolio at March 31, 2004. The fair value of the Company's investments that are in an unrealized loss position at March 31, 2004 are as follows:

                                                                                     Unrealized
Expressed in ($000s)                                                  Unrealized     Loss As %
Security Type                                Cost         Market         Loss         of Cost
                                         ------------  ------------  ------------   ------------
Fixed Income Securities
   U.S. Government.................        $ 2,504.5     $ 2,477.2     $   (27.3)        1.1%

   U.S. Government Agencies
      & Asset Backed...............         12,825.9      12,532.8        (293.1)        2.3%

   Corporate.......................          2,245.1       2,237.3          (7.8)        0.4%

   Corporate Asset Backed..........          2,094.5       2,026.7         (67.8)        3.2%
TOTAL..............................        $19,670.0     $19,274.0      $  396.0         2.0%
                                         ============  ============  ============


All of the fixed income securities included in the above table are considered investment grade and have maturity dates ranging from April 1, 2004 to April 15, 2034. The Company held positions in 44 fixed income securities with an unrealized loss ranging from approximately $10 to $33,140 (or between 0.0% and 27.4% of cost) at March 31, 2004. Of the above, all fixed income securities were in an unrealized loss position for less than 15 consecutive months at March 31, 2004. Those fixed income securities in an unrealized loss position for greater than 12 consecutive months were either: issued by U.S. government agencies; U.S. government quasi-agencies; or considered investment grade as determined by a third party rating agency.

At March 31, 2004, the Company's investments were concentrated in the following industries:

                                                                    % of Mkt.      % of Total
                                                    Number of        Value of      Mkt. Value
                                                     Holdings       Investment    of Portfolio
                                                   ------------    ------------  ---------------
Equity Securities:
    CIF Mutual Fund(1):                                 1
        Information Technology...............                          18.5%
        Financial Services...................                          17.4%
        Health Care..........................                          14.5%
        Consumer Discretionary...............                          11.6%
        Energy...............................                           9.0%
        Materials............................                           8.3%
        Telecommunications...................                           5.5%
        Industrials..........................                           5.0%
        Consumer Staples.....................                           5.0%
        Cash & Equivalents...................                           3.6%
        Utilities............................                           1.6%
                                                   ------------    ------------
Subtotal-Equity Securities...................           1             100.0%           23.3%
                                                   ------------    ------------  ---------------

Fixed Income Securities:
    U.S. Government Agencies & Asset Backed..          59              53.5%           41.0%
    Corporate Asset Backed...................          24              17.8 %          13.7%
    Corporate................................          60              16.1%           12.3%
    U.S. Government Securities...............          21              11.1%            8.5%
    State & Municipal........................           2               1.8%            1.4%
    Other Debt...............................           1               0.1%            0.1%
    Short Term and Other - Net...............           0              -0.4%           -0.3%
                                                   ------------    ------------  ---------------
Subtotal - Fixed Income Securities...........         167             100.0%           76.7%
                                                   ------------    ------------  ---------------
TOTAL INVESTMENT PORTFOLIO...................         168                             100.0%
                                                   ------------                  ---------------


(1) Represents interests in a mutual fund called the Capital International Global Equity Fund, or the Fund, comprised of numerous securities. The Company does not own individual positions in the securities that comprise the Fund. At March 31, 2004 there were 226 different securities comprising the Fund.

Retrocession Agreements

The Company is a party to two retrocession agreements (the "Retrocession Agreements") with Motors Insurance Corporation ("MIC"). The Retrocession Agreements require the Company to establish, to the extent requested by MIC, letters of credit, trust accounts, or a combination thereof at the Company's option to permit MIC to obtain full credit for such reinsurance. In accordance with the terms and conditions of the Retrocession Agreements, MIC may utilize the letters of credit or the assets deposited into the trust accounts for any of the following purposes:

     o to reimburse MIC for the Company's share of premiums returned for business retroceded under the Retrocession Agreements on account of cancellations of such business;

     o to reimburse MIC for the Company's share of losses paid by MIC under the terms and provisions of the business retroceded under the Retrocession Agreements;

     o to fund an account with MIC in an amount at least equal to the Minimum Funding Requirement (as such term is defined in the Retrocession Agreements); and

     o to pay any other amounts that MIC claims are due under the Retrocession Agreements.

As of March 31, 2004, the Company had established one trust account and deposited assets totaling $81,485,059 into such trust account.

Reserves for Unpaid Losses

Reserves for unpaid losses are balance sheet liabilities representing estimates of amounts needed in the future to pay claims under policies with respect to insured events, which have occurred as of the balance sheet dates. The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all business for the three month periods ended March 31, 2004 and 2003 were 66.7% and 67.9%, respectively.

For purposes of establishing reserves for unpaid losses, the Company relies upon the advice of the ceding company, MIC. At March 31, 2004 and December 31, 2003, the Company's reserves for unpaid losses were calculated as a percentage of earned premiums for the corresponding quarter. This calculation is compared to an acceptable range for the reserves developed by actuaries of the ceding company. At March 31, 2004 and December 31, 2003, the reserves for unpaid losses were $2,047,261 and $2,164,872, respectively. At March 31, 2004, the estimated range of reserves for unpaid losses prepared for the Company by the ceding company's actuaries was as follows:

Low end of range:     $1,781,738

High end of range:    $2,672,738

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

There have been no changes to the key assumptions made to estimate the reserves for unpaid losses since the last reporting date (December 31, 2003) and there has been no change in the nature and timing of the change in the estimate of reserves for unpaid losses.

Key assumptions made in determining the actuarial range of reserves for unpaid losses include the following:

     o Loss development factors for the direct business of the ceding company were utilized due to the larger volume and greater stability.

     o The loss development factors were weighted based on the mix of new and used vehicle business in the latest calendar year.

     o Loss development factors were set equal to 12 month averages in order to smooth the effects of seasonality, while still reflecting reductions due to efficiencies gained in the claims payment process that have been realized over the past several years. Such efficiencies result in the quicker payment of claims, resulting in fewer open claims at a given point in time.

The policies reinsured by the Company are written for multiple years (up to seven years) and losses do not occur equally over the period for which the policies are written, but tend to be clustered in the later years. Therefore, loss experience for prior periods may not be indicative of results for future periods.

Liquidity. It is anticipated that the Company will generate sufficient funds from operations to meet current liquidity needs. Premiums generated by the Company's reinsurance business continue to be the principal source of funds for investment by the Company. Such funds should be sufficient to meet the Company's liquidity requirements. No material capital expenditures are expected in the foreseeable future.

Capital Resources. During the quarter ended March 31, 2004, no new series of Participating Shares were issued and 1 series was redeemed, bringing the total number of series issued and outstanding to 205 as of the end of the quarter. As of March 31, 2004, the share capital of the Company was $1,737,500 (compared with $1,745,000 as of December 31, 2003) comprised of paid in capital with respect to the Common Shares of $200,000 and paid in capital with respect to Participating Shares of $1,537,500 (compared to paid in capital with respect to Common Shares of $200,000 and paid in capital with respect to Participating Shares of $1,545,000 as of December 31, 2003). In addition, the Company had retained earnings in the amount of $17,651,462 as of March 31, 2004, compared with $23,411,660 as of December 31, 2003. The net decrease in retained earnings is primarily attributable to the payment of a dividend in the amount of $8,022,359 on March 3, 2004 and was partially offset by investment income earned and the continued improvement in underwriting performance during the three months ended March 31, 2004 as discussed in greater detail above.


Forward Looking Statements

This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "will," "anticipates," "estimates," "intends,"

"believes" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statements will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively, and our ability to grow our business through internal growth as well as through acquisitions. Other risks and uncertainties may be related to the insurance industry in general or the overall economy, such as regulatory developments, industry consolidation and, general economic conditions and interest rates. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk, interest rate risk, credit risk, or equity price risk since December 31, 2003. Please see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures
         -----------------------

The Company currently has in place systems relating to disclosure controls and procedures (as defined in Rule 13a-15e of the Securities Exchange Act of 1934). The Company's management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of these disclosure controls and procedures in connection with the preparation of this report and concluded that the controls and procedures were effective and adequate as of the end of the period covered by this report. The Company's management, including the principal executive officer and the principal financial officer, also evaluated the Company's internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) to determine whether any changes occurred during the period covered by this report that could have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

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

           MOTORS MECHANICAL REINSURANCE COMPANY, LIMITED (Registrant)


                                     By: /s/ Ronald W. Jones
                                         -------------------------------------
                                         Ronald W. Jones
                                         Vice-President, Finance
                                         Signing on behalf of
                                         the Registrant, and as
                                         Principal Financial Officer

Dated:  May 13, 2004

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